Form 10-K
period 2014-12-31
GYROTRON TECHNOLOGY INC
filed 2015-04-17
CIK 1369795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission file number: 000-55294

GYROTRON TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0382375
(State of incorporation)	(I.R.S. Employer Identification No.)

3412 Progress Drive

Bensalem, Pennsylvania 19020

(Address of principal executive offices)

(215)-244-4740

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2,650,000.

As of April 16, 2015, there were 14,414,058 shares of the issuer’s common stock issued and outstanding.

Documents Incorporated By Reference: None

PART I

Item 1. Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to Gyrotron Technology, Inc., unless the context otherwise indicates.

Forward-Looking Statements

Certain statements contained in this report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Overview

We were incorporated in Delaware on April 13, 1998 to capitalize on the industrial potential of the gyrotron beam. The Company’s operations include (i) developing and licensing industrial technologies based on the gyrotron beam, and (ii) marketing a patented, continuous in-line process and equipment for the lamination of architectural flat glass and displays, and encapsulation of solar modules (the “Gyrotron Laminating System”, or “GLS”). When the Company was established, it purchased a gyrotron and began researching and developing technologies for utilizing the gyrotron in industrial applications, building in part upon the prior experience of its principal scientist, Dr. Sklyarevich, in gyrotron technology. The Company began developing the GLS in 2005. The gyrotron is a generator of high-power concentrated electromagnetic energy, invented in the former USSR and is used primarily in high-energy physics. It is a source of energy that shares some characteristics with the laser and the microwave, while possessing unique capabilities. We believe that these capabilities can be used to allow improvements and breakthroughs both in industrial processes and product development in a broad range of industries and that we can provide novel methods for heating for industrial processing that have the potential for major cost savings over conventional manufacturing techniques. The Company has developed numerous industrial processes and process concepts based on the use of the gyrotron, primarily for the glass, semiconductor, food plastics and solar cell industries. We have been granted patents for several of these processes.

The Company expects to generate revenues by licensing the use of its gyrotron technologies as well as providing complementary services. While customers will need to acquire gyrotrons from a third party, the Company will assist the customer in determining the specifications of the gyrotron to suit the customer’s need and integrate the gyrotron into customers’ manufacturing processes. The Company does not produce or sell gyrotrons. In the past, we leased a gyrotron from its manufacturer and sub-leased it to a customer but we do not expect to generate revenues from leasing gyrotrons in the future.

The Company believes that the GLS offers revolutionary advantages over conventional laminating systems. Compared with traditional laminating processes, the GLS process does not require the use of an autoclave as a finishing step, and offers the advantages of reduced capital requirements, significantly lower. The process is fully developed and ready for commercialization. The Company expects to generate revenue from the GLS by manufacturing equipment through third parties and selling the equipment and licensing related technology. We need to identify, and are currently seeking, a manufacturer that can cost-effectively produce the GLS for the Company.

Gyrotron Beam

The gyrotron is known to have the ability to achieve high power density over large areas in a continuous beam or with ultra-sharp pulses, and is energy efficient. It is also known that the electromagnetic beam it generates can be shaped to a desired size and form through the use of sophisticated optical systems. Company scientists have researched the interaction of the gyrotron beam with a broad range of industrial materials for over two decades, since the founding of the Company and prior thereto, and developed technology based on their research. As a result of their work the Company believes (a) that the gyrotron beam’s efficiency as a heat source make it suitable for industrial materials processing for glass, semiconductors, polymers, composites, ceramics and other nonmetallic materials, and, in certain instances, even metal; (b) that in a broad range of applications it and (c) that these and other of its characteristics will make it a commercially preferable alternative in many industrial heating applications.

•	can heat uniformly or selectively heat to a desired depth or inside materials to a desired plane;
•	is capable of variable heating rates, including ultra-sharp pulses;
•	can be space-saving; and
•	is highly energy efficient;

and (c) that these and other of its characteristics will make it a commercially preferable alternative in many industrial heating applications.

The Company believes that, in a variety of heating applications (e.g., annealing, melting, drying and curing), functions normally performed by extensive tunnel furnaces can be performed by a less costly, more efficient and much smaller gyrotron installation. The Company believes that the gyrotron beam’s ability to heat adjacent materials to different temperatures can allow high-performance configurations of materials that otherwise cannot be used together due to their different tolerance of heat.

The Company has developed gyrotron beam applications in numerous fields of materials processing, including:

•	Glass heating, melting, cutting, bending, sealing and tempering;
•	Semiconductor fabrication;
•	Solar cell processing;
•	Ceramic firing, heating, coating and sealing;
•	Multilayer processing, including joining or transforming composite materials, differential heating and adhesive processing;
•	Annealing, curing, drying, coating and enameling; and
•	Food decontamination.

The Company intends to continue its focus on the application of gyrotron beam technology to glass products manufacturing, food sterilization, plastics, composites and semiconductor fabrication. In glass products manufacturing, the Company believes the gyrotron beam provides superior alternatives for anealing, melting, cutting, bending, tempering and sealing. The unique features of the gyrotron beam allow the manufacture of semiconductor chips with ultra-shallow junctions and high concentrations of active carriers (dopants), therefor we believe that the beam will enhance performance and lower cost. The Company also believes that the use of gyrotron beam technology in the manufacture of solar cells will allow for the growth of superior crystals and more efficient activation of dopants.

Food-borne pathogens on meat and produce are a well-known major public health issue. We have technologies for decontaminating meat and solid and semi-solid produce (e.g. cantaloupes, cucumbers and fruit) and believe that such technology may provide a significant improvement over currently available approaches for reducing the risk of foodborne pathogens. In our laboratory scale tests, heating surfaces of meat and certain kinds of produce for a small fraction of a second with the gyrotron reduced the bacteria count on those surfaces by a factor of greater than 100,000, without compromising appearance. We have filed a provisional patent application for certain aspects of our food decontamination technologies.

In late 2010, the Company executed an agreement in connection with which the Company generated approximately $673,000 in revenues to date. In connection with that agreement the customer installed a gyrotron on a new customer built line in mid-2012 and since has been perfecting production techniques for a range of low volume high specification products on that line. In the fourth quarter of 2013, the customer began also using that line for some commercial production. The Company receives a volume based royalty for such commercial production. The Company believes that there are substantial further opportunities with this manufacturer and is currently in advanced discussions with the manufacturer on two other projects. With respect to one of those projects, in the first quarter of 2015 the manufacturer engaged the Company to do a mathematical feasibility study for $38,000. That study is expected to be completed in the second quarter of 2015, and the Company expects that it will clearly demonstrate feasibility. The Company is also in discussions with other manufacturers on a number of glass related projects.

In mid-2013, a large multinational consumer products company paid $45,000 to study the feasibility of using the gyrotron in a high-volume application. During testing, the Company successfully demonstrated its ability to cure specialized material to customer specifications in a fraction of the time, and using a fraction of the energy, required by conventional technology. In April 2014, that company entered into a further $120,000 development agreement with us. Two phases of this agreement were successfully completed in the second quarter of 2014, and we received $90,000 in the second quarter. In August 2014 that company informed the Company that it wished to commence negotiations regarding a pilot installation (which negotiations have commenced and are ongoing), that it did not require the third and final phase of the work under the agreement to be completed and paid the remaining $30,000 due under the agreement in the third quarter. The Company is prohibited from doing work for competitors of this company until mid-2015.

The Company hopes that gyrotron beam technology will be the primary driver for the Company’s growth due to the diversity of uses for this technology across a broad spectrum of materials processing disciplines. The Company is not aware of any other commercial group focused on developing gyrotron technology for broad commercial use. The Company’s model for commercializing its gyrotron beam applications contemplates engineering design services and technology licensing. The Company will work with its customers to install the equipment to utilize the gyrotron beam tailored to their individual needs, collaborating on system design, providing ongoing engineering support, assisting in the customer’s procurement of system components and hardware and licensing the use of its technology.

The Company believes that the superiority of its gyrotron beam applications is compelling. Nevertheless, realization of the commercial potential of the gyrotron beam technology has lagged because of the lack of development and marketing resources. The Company’s ability to hire engineering staff and to purchase additional research and development (R&D) equipment has thus far been limited. The Company does not have the resources to create pilot setups in-house on an appropriate scale to fully demonstrate its technologies. Successful commercialization has also been hampered by the absence of a sustained, multidisciplinary marketing effort, which the Company has been unable to mount as a result of, among other reasons, the lack of sufficient capital.

Commercialization of gyrotron beam technologies has also lagged because of issues related to procuring the gyrotron machine. Although there are a number of gyrotron manufacturers worldwide, the gyrotron that the Company considers the best-suited and most cost effective manufacturer of gyrotrons for its applications is a Russian manufacturer with no U.S. presence. The Company believes that CPI International, Inc., a manufacturer of microwave and radio frequency products headquartered in Palo Alto, California (“CPI”), can over time be a viable alternative source of procurement for gyrotron units suited to applications developed by the Company. However, at this time CPI’s products would be more expensive than those of Russian manufacture and have a longer lead time to delivery.

In July 2014, the Company entered into an agreement to lease a new gyrotron and associated equipment from a vendor pursuant to a capital lease. The lease requires four payments aggregating $220,000, of which $40,000 is due up-front, $45,000 is due upon successful launch, and $75,000 and $60,000 is due at the first and second anniversary of launch, respectively. The lease contains a $1 bargain purchase option following the completion of payments made by the Company. The Company needs a cryomagnet in order to use the new gyrotron it is leasing, and in February 2015 the Company entered into an agreement to purchase a cyromagnet for $134,700 of which $40,410 has been paid, $40,410 will be due 30 days after delivery (expected by the third quarter of 2015), $26,940 will be due 6 months after successful provisional acceptance testing and $26,940 will be due 18 months after successful provisional acceptance testing.

Gabriel Capital LP, a major stockholder of the Company, lent the Company $40,000 in July 2014 for the initial payment for the gyrotron. This informal interest-free loan is to be repaid on July 1, 2015, or earlier, to the extent the Company has cash in excess of $250,000. In November 2014, Gabriel Capital loaned the Company $45,000 to make a down payment to purchase a cyromagnet. This informal interest-free loan is to be repaid on October 1, 2015, or earlier, to the extent the Company has cash in excess of $250,000.

Gyrotron Laminating System (“GLS”)

The Company believes that the GLS process is a major advance over conventional methods of glass lamination. Glass lamination involves sandwiching plastic film between two or more layers of glass to create a composite glass product that is resistant to breakage and other stresses.

Conventional laminating processes are labor-intensive, occupy substantial floor space, operate using autoclave technology at high pressures, require aggressive climate and moisture control and have long cycle times, all of which reduce efficiencies and contribute to cost. Because of the demanding operational environment, breakage and other product defects are common, reducing yield.

Compared with traditional laminating processes, the GLS process does not require the use of an autoclave as a finishing step, and offers the advantages of reduced capital requirements, significantly lower energy consumption, increased throughput, reduced labor and operating costs and a more efficient spatial footprint. There is virtually no breakage, and the system can easily be configured or scaled for glass of different size, thickness and composition.

The GLS process can also be used for encapsulation, which refers to application of a protective layer of plastic film over sensitive components, and in particular for protection of electrodes in solar cells.

The Company believes that existing laminating lines can be retro-fitted to GLS with minimal operational disruption. The Company believes that there is currently overcapacity in parts of the laminating industry.

The Company believes, however, that GLS has potential for profit as the construction market improves, and by targeting specific market applications if adequate marketing resources are available.

Commercialization Models. The Company intends to market and sell the GLS system using third party equipment manufacturers for the production of the required hardware. The Company also expects to offer design, consulting and maintenance services for GLS installations. The Company’s business model for commercialization of the GLS system includes both sales of GLS systems as well as ongoing royalty arrangements based upon production square footage of laminate product. The Company intends to explore global licensing or joint venturing with established equipment manufacturers having global marketing and servicing capabilities.

Products and Applications

The Company’s current product offerings fall into two broad categories - a suite of material processing applications based on the unique heating characteristics of the gyrotron beam, and the GLS, a market-ready autoclave-free system for glass lamination and encapsulation. With respect to gyrotron based applications, the Company’s technology for heating and bending glass is in commercial use. Other applications will require some or extensive development, engineering and customization before they can be used commercially.

We believe that the gyrotron beam can provide advantages in multiple applications; some are described below.

Glass

Heating/Annealing. The gyrotron beam offers what the Company believes is the most efficient industrial method for glass heating. Conventional heating processes use infrared radiation, which is absorbed at the surface of the glass, resulting in a temperature differential between the inner and outer surfaces. The gyrotron beam, which emits microwave radiation, can be made to penetrate the glass uniformly across any desired thickness. The Company also believes that the gyrotron beam also has the unmatched ability to heat the mid-plane of a glass sheet while keeping the front and back planes at lower temperature, opening up new possibilities for tempering technology.

Melting. The gyrotron beam provides an energy-efficient mechanism for glass melting. Melting is the most energy-intensive and costly part of glass production. The gyrotron beam can be applied without the inefficiencies and heat loss of conventional heating apparatus such as gas-fired heaters. It can be activated on an on-demand basis, with energy consumption only as needed. Also, gyrotron beam technology allows glass to be heated directly, rapidly and kept under controlled temperature with high accuracy, improving output quality. This is especially important in the manufacture of specialty glass. It could also allow the use of small melting tanks for fiberglass, beads and tubing production.

Cutting. Glass cutting with the gyrotron beam offers many advantages, including a superior quality edge, without chips or other defects; the absence of residual stress and dust; the ability to cut a wide range of glass thickness; elimination of the need for cleaning, grinding, and polishing; and high speed, accuracy and yield. For example, the plastic film in laminated glass makes cutting glass laminates particularly difficult. Cutting requires specialized equipment, which is subject to the limitations of conventional glass cutting techniques. With gyrotron beam technology, glass laminates can be cut quickly, cleanly and efficiently. The cutting characteristics of the gyrotron beam make it particularly well suited for cutting liquid crystal display (“LCD”) glass, with its sensitive inlay of conductive and display elements, as well as thick and very thin glass.

Bending/Shaping. The gyrotron beam can be used to shape glass into complex geometries that are difficult to achieve with conventional methods. Its use can improve optical properties by lowering the average heating temperature. Because of its unique thermal properties, which allow for selective heating at different substrate depths, the gyrotron beam is uniquely suited to shaping low-E coated glass (low emissivity glass coated to reduce heat transfer) without damage to the coating. Also, with the gyrotron beam, decorative glass frit can be fired onto the glass during the bending process.

Sealing. In conventional sealing, the glass must be heated along with the sealant, with the result that the glass may lose flatness or another desired shape and can also lose temper strength. With gyrotron beam heating, the glass remains at a low temperature, and the sealant only is heated in narrow local areas. The glass preserves its shape and other properties. The gyrotron beam can be used for sealing flat glass (in manufacturing vacuum insulating glass panels and photovoltaics), as well as glass in other configurations such as glass lamps and tubes.

Semiconductors. We believe that Gyrotron beam technology provides a unique and highly efficient method for various aspects of semiconductor fabrication. One such application is Rapid Thermal Processing (“RTP”), a manufacturing process that heats semiconductor wafers to high temperatures on a very short time scale. The process is used for:

•	dopant activation, a thermal treatment process by which free electrons and holes, the active carrier particles of a semiconductor, are released from dopants implanted in the semiconductor;
•	thermal oxidation, a method of producing a thin layer of oxide on a silicon wafer;
•	metal reflow, a process by which metal deposited on the surface of a semiconductor forms metal paths linked to electrical contacts; and
•	chemical vapor deposition, in which a semiconductor wafer is exposed to one or more volatile chemicals that react with and are deposited on the substrate surface.

The faster the heating and cooling times of the RTP process, the higher the quality of the fabricated semiconductor that can be achieved. Under conventional methods, the cooling process is relatively slow and uncontrolled; dopant continues to diffuse until the crystal cools sufficiently, negatively affecting semiconductor quality. Cooling times are especially sensitive, since under conventional procedures too-rapid cooling can create temperature non-uniformity that results in thermal shock and causes the semiconductor wafer to fracture.

Because of its high power density, the gyrotron beam can create a very sharp heat pulse, allowing cooling to be applied the instant heating stops. Cycling times of 20,000°C per second for heating and over 1,000°C per second for cooling can be achieved, far outpacing times available using current industry methods.

As a result, semiconductors can be made with ultra-shallow junctions and high concentration of active carriers, increasing efficiencies and improving electrical quality. Improvements in other areas where RTP is used, such as thermal oxidation and chemical vapor deposition, may also be contemplated with the gyrotron beam.

Because semiconductor materials are good absorbers of high frequency microwave radiation, the gyrotron beam can also be used to preheat wafers prior to epitaxial deposit of crystalline film, a process widely used in nanotechnology and semiconductor fabrication. We believe that use of the gyrotron beam can significantly reduce cycling time and lower costs.

Solar Cells. The Company’s unique processes for semiconductor fabrication and lamination combine for substantial enhancements in solar cell production. Because of the ability of the gyrotron beam to heat selectively by layer, the semiconductors that form the active component of the solar cells can be heated to very high temperatures in a very short period of time, while the substrates on which they rest stay at a much lower temperature and remain undamaged. This simplifies processing, reduces processing time and enhances yield.

The Company is especially interested in applying both gyrotron beam technology and GLS to thin film solar (photovoltaic) cells. Historically, solar cells have been made from crystalline silicon. Silicon-based cells are expensive to manufacture, are fragile and require special handling during production. Thin-film solar cells have an active element consisting of a vapor-deposited conductive element on a thin substrate such as glass, aluminum, stainless steel or polyimide. They are much thinner, less expensive and less fragile than traditional cells, and the Company believes they have the potential to capture market share.

Management believes that specific advantages of the Company’s processes include:

•	Annealing. Taking advantage of the pulsed power of the gyrotron beam, oriented crystallization can be achieved in the annealing process, resulting in higher photovoltaic efficiencies.
•	Activation. The gyrotron’s sharp and powerful heat pulse provides a very efficient process for activating dopants in the photosensitive semiconductor layer.
•	Encapsulation. The Company’s GLS process allows for encapsulation with a significantly lower level of retained moisture than current technology, thereby increasing the lifetime of solar products.

The Company believes that the demand for solar energy devices and installations will increase over time, especiallywith the rising costs of carbon-based fuels. To date, high manufacturing costs and low photovoltaic efficiencies have been an impediment to the growth of solar power. The Company believes that its gyrotron beam applications may lower manufacturing costs and raise efficiencies of solar cells, particularly as applied to thin film solar cells, and thus may find a market with producers of solar panels and related devices.

Other Applications. Gyrotron technology can also be used to process polymers, wood, ceramics, minerals, fiberglass, composites, organic, and other non-metallic materials in ways that either offer production efficiencies unavailable with conventional technology or allow for the manufacture of products that are unachievable with other processing methods. The Company believes that its technology can be used for:

•	curing all kinds of polymers and adhesives, quickly and in virtually any thickness (for example automotive seats, interiors and biotech devices);
•	drying utilizing high heat density, over large areas and with excellent energy efficiency (for example, construction panels);
•

coating and enameling on virtually any substrate, with metal, ceramic or polymer coatings of variable thickness (for example, blades and sanitary-ware); joining with high temperature adhesives and solders, to produce high-performance joints in both like and dissimilar materials (for example, engine parts); and

•	decontaminating food by extremely rapid heating of the food surfaces.

GLS

General. The GLS is an autoclave-free glass laminating system that the Company believes offers significant and advantages over conventional glass laminating systems. It can also be used for plastic film encapsulation, particularly for the production of solar panels.

Laminated glass consists of two or more layers of ordinary annealed glass with a plastic film, most often polyvinyl butyral (“PVB”), sandwiched in between. The interlayering of the plastic film keeps the glass from shattering or breaking up into large sharp pieces on impact. Laminated glass is used for automobile windshields and in other environments where shattered glass presents a human hazard. In addition to windshields, applications for laminated glass include skylights, windows and storefronts in hurricane prone areas, sound-proofing for hotels and airports, ultra-violet ray control, heat and cold insulation and glass railings.

The strength of laminated glass increases with multiple layers of glass and laminates, and multilayer laminated glass can resist bullets (so-called bulletproof glass), the impact of heavy objects and small explosions.

Conventional process. In a conventional glass laminating system, the glass laminate sandwich is first pre-heated (~100°F), and trapped air and moisture are squeezed out in a press. The process is then repeated at a higher temperature (~170°F). After the pre-laminated glass cools down, it is placed in an autoclave at high pressure and heated again, causing the remaining air and moisture to be dissolved into the plastic film and creating adhesion. This process is characterized by:

•

High operating costs. Conventional glass laminating systems are labor-intensive and energy-inefficient, with all of the energy expended heating the pre-laminated glass essentially being wasted, and require rigorous maintenance;

•	Low yield. Use of the autoclave can result in breakage and costly batch processing delays.
•	Long processing time. Autoclave heating and cooling can take many hours.
•	Large space requirements. One laminating line can require a footprint of many thousands of square feet.
•	Difficult quality control. The quality of the product may be inconsistent and difficult to control.
•	Sensitivity to film quality, especially to moisture level.

GLS Process. In the GLS process, the glass laminate sandwich is first pre-heated (~100°F) and then immediately introduced into a vacuum chamber, which is evacuated and heated (~220°F). Trapped air and moisture, including moisture from the film, is completely pumped off. In a final curing step, the sandwich is transferred to a chamber heated to a selected temperature (~270°F to 300°F) in order to achieve the desired adhesion. The process ends with the laminated glass being transferred for cooling to a stacker-cooler.

The Company believes that the GLS process is highly flexible and adaptable. It can be used for clear, coated, mirrored, colored or specialty glass in an annealed or tempered state. The process is suitable for multilayer laminates, with glass of varying thickness. It can be used for the production of laminates in high-stress applications, such as safety, hurricane, ballistic, fire-rated glass, as well as for laminating touch panels and displays.

We believe that the GLS process offers numerous advantages over conventional systems that require an autoclave:

•	Reduced labor costs. Because of simplified product handling, less operating labor is required.
•	Reduced energy costs. With GLS, energy consumption drops by half from conventional systems.
•	Reduced maintenance costs. The maintenance requirements of a high-pressure autoclave are eliminated.
•	Reduced processing time. The start-to-finish processing time is measured in minutes rather than hours.
•	Increased throughput. Throughput can be increased two- to threefold with the same floor space.
•	Elimination of special processing environment. GLS does not require a climate or moisture-controlled environment (other than for PVB storage).
•

Suitable for pressure-sensitive applications. Unlike a conventional process that requires high temperatures and a high pressure autoclave, GLS can be used with solar modules and in other product applications that are sensitive to pressure and temperature.

We believe that the market for GLS is substantial if the manufacture of the GLS can be done cost effectively, which we believe is possible. GLS includes a versatile hardware design that allows for ease of integration with existing manufacturing lines. We envision selling the GLS at a price slightly above the price for competing equipment and in addition receive licensing or royalty fees.

Encapsulation and Other Applications. Encapsulation refers to application of a protective layer of thermoplastic film over sensitive components, e.g. for protection of solar cells. Conventional encapsulation processes for solar cells use ethylene vinyl acetate (“EVA”)-based films. EVA is costly and slow to laminate and cure. Because of this, alternative encapsulant films are being sought and introduced.

With GLS, solar cell encapsulation can be achieved using cheaper plastic films, cure time can be substantially reduced and bonding to the silicon wafer improved. GLS is especially suited to solar cell products that cannot tolerate the encapsulation pressures of conventional processes. The Company is exploring the use of GLS for encapsulation of solar panels using low-cost, flexible back sheets.

The Company is also investigating applications of GLS for touch panels, displays, and non-traditional joining.

Commercialization. The Company intends to market and sell complete GLS installations, with the required hardware being manufactured on a contract basis by third-party manufacturers. The Company believes that the necessary components to produce the hardware are readily available and that manufacture of the hardware does not require specialized expertise. Accordingly, it does not anticipate difficulty sourcing its hardware and manufacturing requirements. Currently, the Company has used a manufacturer in the United States for the heating components of the GLS system and a manufacturer in Germany for the vacuum unit, but is seeking more cost effective manufacturers so that it can price the GLS system appropriately.

The Company has engineered the GLS system with a modular design so that it is scalable to a customer’s needs. The system can be configured with an optional pre-heating unit and one or more optional post-heating units. The pre- and post-heating units, which operate at normal pressure, can reduce the cycle time of the lamination process and increase throughput, allowing more efficient use of the vacuum unit that is the key to the GLS process. The components can also be scaled to the size of the glass that a customer wishes to process, up to three by six meters. The price of a particular system will depend on the size of the glass that can be processed and the number and configuration of components.

The Company’s business model for commercialization of the GLS system includes both sales of GLS systems as well as ongoing royalty arrangements based upon production square footage of laminate product.

The Company also hopes to receive design fees, since each installation of GLS will need to be customized for the particular needs and configuration of its customers, and consulting and service fees for assisting in ongoing maintenance and system upgrade.

The Company intends to explore global licensing or joint venturing with established equipment manufacturers having global marketing and servicing capabilities. However, the Company currently has no licensing or joint venture arrangements with any third party.

Customers.

The Company has derived almost all its revenue in each of the years ended December 31, 2014 and 2013 from two customers.

Intellectual Property.

The Company holds seven United States patents. These patents are owned free and clear, and the Company does not owe any license fees or royalty fee obligations to any third parties.

The Company has four gyrotron beam-related patents, including technological developments in glass, semiconductors and critical technical aspects of gyrotron processing. The Company has three patents relating to the GLS process and equipment design. In addition, the Company has filed two further patent applications and three provisional patent applications and expects to file an additional patent or provisional patent applications in 2015.

The Company believes that its patents broadly cover certain fundamental aspects of the application of gyrotron beam technology to materials processing as well as basics of the GLS process and equipment. The Company believes that its patents and patent applications provide it with substantial intellectual property protection.

1. Rapid Processing Of Organic Materials Using Short Wavelength Microwave Radiation	US 6,368,994

A method for rapid polymerization, curing or a combination thereof of a polymerizable or curable composition to yield polymers and composites based on these polymers through the utilization of short wavelength microwave energy is described. The inventive method is generally applicable to the chemical transformation of any organic material that can be processed by heating. This invention also relates to specially prepared particulate polymerization curing materials which when dispersed and irradiated in a polymerizable or curable composition, will affect rapid polymerization curing or a combination of polymerization and curing of that composition without exceeding the decomposition temperature of the polymerizable or curable composition when the composition is exposed to microwave radiation. The polymerization agent may also be encapsulated by a material which coats the polymerization agent to prevent its premature release into the polymerizable or curable composition.

2. Method For The Rapid Thermal Treatment Of Glass And Glass-Like Materials Using Microwave Radiation	US 6,408,649

A method of thermally treating a glass-like material, preferably a glass sheet, without the use of conventional tunnel-type furnaces, to effect rapid heating of glass and glass-like materials from any initial temperature to any required temperature so that the glass sheet can be processed by shaping, bending, tempering, annealing, coating and floating of the glass sheet without cracking of the glass sheet is described. In the inventive method a microwave radiation with appropriate uniformity, frequency and power density is chosen so as to accomplish glass heating from any initial temperature to any required (e.g., softened) temperature in a selected short time while ensuring that the temperature distribution on the external surfaces and in the interior of the glass sheet that arises from microwave exposure is uniform enough to prevent the exposed glass sheet’s internal thermal stress from exceeding its modulus of the rupture, thereby avoiding glass breakage.

3. Method And Apparatus For Forming Ultra-Shallow Junction For Semiconductor Device	US 6,423,605

A practical low-cost method for forming an ultra-shallow junction in a semiconductor material is provided. The method is directed to an initial RTA process using a heat source at a selected temperature and time sufficient to eliminate lattice defects without significant diffusion of the dopants, along with subsequent exposure to electromagnetic radiation having a frequency in the range of the resonance frequency of interstitial impurity ions. The intensity of the electric field is selected to be proportional to the value of the activation barrier potential of the impurity ions. The method may be used for any dopant material.

4. Modification of Millimetric Wavelength Microwave Beam Power Distribution	US 6,424,090

A system and method for increasing the power density distribution uniformity of a gyrotron radiation beam provides a mirror for reflecting the gyrotron beam onto an object to be irradiated, where the shape of the mirror surface is changed by a plurality of controllable and movable mirror support members in a chaotic or random manner during generation of the gyrotron beam on the mirror surface, and the shape of the mirror surface is changed at a predetermined frequency according to a predefined algorithm.

5. Method For Laminating Glass Sheets Using Microwave Radiation.	US 7,063,760

A method for laminating glass sheets wherein laminating film is placed over surface of a first glass sheet and the film is heated with microwave radiation to a bonding temperature. Heated areas of the film are successively pressed to the glass sheet in a continuous manner for purging air from between the film and the first glass sheet and for applying bonding pressure. The pressed film areas are then cooled whereby an appropriate bond is attained between the film and the first glass sheet. Thereafter the first glass sheet with its bonded film is subjected to a partial vacuum and a second glass sheet is positioned on the film and the second glass sheet is pressed to the film. The film is then reheated with microwave radiation to a bonding temperature and thereafter cooled whereby an appropriate bond is obtained between the film and the second glass sheet to provide a glass lamination.

6. Method for laminating glass sheets using short wave radiation	US7,344,613

A method for laminating glass sheets wherein laminating film is placed over one surface of a first glass sheet and the film is heated with short wave radiation to a bonding temperature. Heated areas of the film are successively pressed to the glass sheet in a continuous manner for purging air from between the film and the first glass sheet and for applying bonding pressure. The pressed film areas are then cooled whereby an appropriate bond is attained between the film and the first glass sheet. Thereafter the first glass sheet with its bonded film is subjected to a partial vacuum and a second glass sheet is positioned on the film and the second glass sheet is pressed to the film. The film is then reheated in selected areas with short wave radiation to a bonding temperature and thereafter cooled whereby an appropriate bond is obtained between the selected film areas and the second glass sheet to provide a glass lamination.

7. Method And Apparatus For Laminating Glass Sheets	US 7,476,284

The invention relates to a method and apparatus for laminating glass articles without using an autoclave. The sandwich structure to be laminated is preheated than is placed in a controllable vacuum and subjected to electromagnetic radiation with specified frequencies and power.

Research and Development

The Company spent $68,203 and $42,108 for the years ended December 31, 2014 and December 31, 2013, respectively, on research and development, none of which was borne by customers.

Competition

The Company believes it possesses a multi-year lead-time over any potential competitors in the commercialization of gyrotron technology and believes it has significant patent protection for its processes. The Company is unaware of any other technology offering advantages comparable to the GLS for glass lamination. The Company has both patent protection and significant proprietary know-how related to the GLS system. However, in the future competitors may emerge and may have much greater resources (financial, managerial, human resources, facilities and other resources) than the Company.

Employees

The Company currently employs two Ph.D.s full time, and utilizes two other persons part-time as needed. The Company also uses a marketing and business development consultant in the US, and to a limited extent utilizes a marketing and business development consultant in the Far East.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease 8,000 square feet of industrial and office space at 3412 Progress Drive, Bensalem, Pennsylvania 19020, pursuant to a lease that expires in July 2015. We believe that such space is adequate for our current operations and expect that when the lease expires it will be renewed. Monthly lease payments are approximately $9,000.

Item 3. Legal Proceedings

The Company is subject to a claim arising in the normal course of business. In the opinion of management, the amount of the ultimate liability, if any, with respect this action will not have a material adverse effect on the financial position, results of operation or cash flow of the Company. Otherwise, there are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Although the Company has been incorporated since 1998, the Company only became registered with the Securities and Exchange Commission in January 2015.

Market Information

Our common stock has been quoted on the over the counter pink sheets under the trading symbol GYTI.PK since March 2012. The following table shows the high and low last bid prices for our common shares on the pink sheets for periods indicated. The following prices reflect inter-dealer prices, without retail mark-up, mark-down or commission:

Fiscal Year 2014	High Bid	Low Bid
Fourth Quarter	$0.76	$0.60
Third Quarter	$0.78	$0.65
Second Quarter	$0.81	$0.65
First Quarter	$0.71	$0.45

Fiscal Year 2013	High Bid	Low Bid
Fourth Quarter	$0.79	$0.51
Third Quarter	$0.78	$0.55
Second Quarter	$0.77	$0.60
First Quarter	$0.76	$0.40

On April 15, 2015, the closing bid price of our common stock on the OTC pink sheets quotation system was $0.70 per share.

Holders

As of April 15, 2015, there were approximately 58 holders of record of our common stock.

Dividend Policy

We have not declared or paid any cash dividends on our common stock and we do not anticipate paying any dividends in the foreseeable future. We expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will depend upon our future revenues, earnings and capital requirements and other factors the Board considers relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plan as of December 31, 2014:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	60,000	$0.725	1,140,000

During 2006, the Board authorized the creation of a stock option pool of 1,200,000 stock options (as adjusted for a 200% stock dividend declared in August 2012) to purchase shares of the Company's common stock to officers and salaried employees of the Company, members of the Board, consultants and other key employees as determined by the Board. Awards are determined by the Board. The right to grant options under the plan expires in 2016.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Below is a description of sales by the Company of unregistered securities during the fiscal year ended December 31, 2014.

From January 1, 2014 to December 31, 2014, the Company offered and sold an aggregate of 18,689 Series B-1 Preferred units (“B-1 Unit”) at a price of $35 per unit for aggregate proceeds to the Company of $654,090 to the persons indicated below and accredited investors and/or non-US persons not affiliated with the Company (indicated below as “Others”). Each B-1 Unit consists of one share of Series B-1 Preferred Stock and 50 detachable warrants each to purchase one share of common stock at $1.00 per share as adjusted. In addition, during such period 618 additional shares of Series B-1 Preferred Stock were issued as paid-in-kind (“PIK”) dividends in accordance with the Company’s Certificate of Designation of its Series B-1 Preferred Stock. The purchasers of the B-1 Units are set forth below:

Year ended December 31, 2014	Units of Series B-1 Preferred
Gabriel Capital, L.P.	11,458
Elfriede Mayer	650
Jan Loeb	575
Others	6,006
Total	18,689

In January 2014, the Company amended its Certificate of Designation of its Series A Preferred Stock with the effect of satisfying cumulative unpaid dividends through September 30, 2013 with common stock at the rate of one common share per $0.65 of dividends, and reducing the dividend rate to 10% from 18% beginning October 1, 2013. In February 2014, the Company’s board of directors declared unpaid cumulative dividends of $1,913,479 on the Series A Preferred Stock for all periods through September 30, 2013, and satisfied those by the issuance of 2,943,837 shares of common stock.

In May 2014, the Company amended its Certificate of Designation of its Series A-1 Preferred Stock with the effect of satisfying cumulative unpaid dividends through December 31, 2013 with common stock at the rate of one common share per $0.65 of dividends, and reducing the dividend rate to 10% from 18% beginning January 1, 2014. In June 2014, the Company’s board of directors declared unpaid cumulative dividends of $243,440 on the Series A-1 Preferred Stock for all periods through December 31, 2013, and satisfied those by the issuance of 374,523 shares of common stock.

All certificates evidencing the equity securities issued and described above contain a legend (1) stating that the shares have not been registered under the Securities Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Securities Act.

All of the above securities were offered and issued pursuant to an exemption from registration requirements under the Securities Act of 1933 as amended, pursuant to Section 4 (2) of such Act.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s financial statements, which are included elsewhere in this Annual Report on Form 10-K. Certain statements contained in this Report, including statements regarding the development of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview

We were incorporated in State of Delaware on April 13, 1998 to capitalize on the industrial potential of the gyrotron beam. The Company’s current product offerings fall into two broad categories - a suite of material processing applications based on the unique heating characteristics of the gyrotron beam, and its GLS market-ready autoclave-free system for glass lamination and encapsulation.

Results of Operations

Year Ended December 31, 2014 compared to December 31, 2013

Revenues

We generated revenues of $141,775 in the year ended December 31, 2014 compared with revenues of $270,795 for the year ended December 31, 2013. In the year ended December 31, 2013, the Company recognized $210,000 of revenue when an installation made in 2012 was accepted by the customer in 2013. There was no comparable revenue in 2014. The vast majority of the revenues for the year ended December 31, 2014 were derived from testing done for customers.

Operating Expenses

During the year ended December 31, 2014, total operating expenses were $890,039. The operating expenses consisted of selling, general and administrative expenses of $821,836 and research and development expenses of $68,203, as compared with total operating expenses of $627,038 during the year ended December 31, 2013, consisting of selling, general and administrative expenses of $584,930 and research and development expenses of $42,108. The increase in selling, general and administrative expenses was due primarily related to substantially increased consulting fees for business development, increased director fees, increased salary other personnel expense, and increased professional fees. The increase in research and development expenses was due to an increased level of scientific activity.

Net Loss

During the year ended December 31, 2014, the Company had a net loss of $916,203 as compared to a net loss of $618,880 for the year ended December 31, 2013. The increase in net loss was primarily the result of higher levels of selling, general and administrative expenses as described above.

Liquidity and Capital Resources

The Company has historically met its liquidity and capital requirements through the private placement of preferred instruments and loans from officers and stockholders most of which were converted to equity by the officers and stockholders. As of December 31, 2014, the Company had cash of $29,316, and currently has approximately $3,600 in cash. The Company hopes to obtain additional funding for general working capital needs and professional fees through the private placement of its preferred securities to investors. However, there can be no assurance that the Company will be successful doing so. The Company has no agreements or arrangements currently in place for alternative financing sources.

In September 2014, the Company settled its $44,834 obligation under a loan from Ben Franklin Technology Center of Southeastern Pennsylvania (the "Center") by paying the Center $28,000 in full satisfaction of the loan.

Net cash used by operating activities for the year ended December 31, 2014 was $637,284 compared to $374,552 for the year ended December 31, 2014. Net cash provided by financing activities for the year ended December 31, 2014 was $653,702 compared to $426,415 for the year ended December 31, 2013.

The Company incurred net losses for the years ended December 31, 2014 and 2013 of $916,203 and $618,880, respectively, and had a working capital deficiency of $907,444 and stockholders' deficiency of $7,044,775 at December 31, 2014. The Company is expected to continue to incur losses for the next twelve months.

The Company’s cash balances are not adequate to fund operations for the next twelve months. The Company will need additional funding immediately to fund its research, product development, payments for equipment leased and purchased, and operations. The Company anticipates that it will need about $400,000 in financing during the next 12 months. Gabriel Capital LP, a major shareholder of the Company, lent the Company $40,000 in July, 2014 and an additional $45,000 in November 2014. The Company does not expect to receive any additional funding from Gabriel Capital, LP. The Company hopes to raise additional funds from the sale of its preferred securities to new or existing stockholders, or by entering into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to the Company through these means or on favorable terms and the Company currently has no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments necessary in order to make them not misleading.

Revenue Recognition - In accordance with Revenue Recognition Topic of the FASB Accounting Standards Codification (ASC) 605, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company's price to the customer is fixed or determinate, and collectability is reasonably assured.

Multiple-Element Arrangements - The Company enters into multiple-element contractual arrangements with customers including the technology license, delivery of equipment, installation, consulting, testing and training. Elements under such contracts are considered separate units of accounting if both of the following criteria are met: i) the delivered item(s) have value to the customer on a standalone basis and ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance is considered probable and substantially in control of the Company. For deliverables not meeting the criteria for being a separate unit of accounting, the appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting. Revenue is allocated amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. The selling price used for each deliverable will be based on vendor-specific objective evidence ("VSOE") if available, third-party evidence if VSOE is not available, or management's estimate of an element's stand-alone selling price if neither VSOE nor third-party evidence is available. The selling price is allocated amongst deliverables based upon each deliverable's relative selling price to total revenue consideration. The amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions.

Impairment of Long-Lived Assets -Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was no impairment of long-lived assets during the years ending December 31, 2014 and 2013.

Income Taxes - The Company has approximately $8,228,000 in federal and state net operating loss carryforwards ("NOL's") as of December 31, 2014 available to reduce future taxable income which begin to expire in 2018. Due to the uncertainty of the Company's ability to generate sufficient taxable income in the future to utilize the NOL's before they expire, the Company has recorded a valuation allowance to reduce the gross deferred tax asset to zero.

Research and Development Expenses - Research and development expenses are charged to operations as incurred.

Allocation of Proceeds from Financing Transactions - The Company has raised, and continues to raise capital, by selling units consisting of convertible preferred stock and warrants, and offering the purchasers registration rights payments if the common stock that underlies the preferred stock is not registered by a certain time period. Proceeds are allocated between the preferred stock, the warrants and, in certain instances, the right to registration related payments based on an estimate of when the underlying common stock will be registered using the relative fair value of the preferred stock and the warrants. The fair value of the warrants were determined using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions which determine the fair value of the warrants, including their expected term and the price volatility of the underlying common stock. The estimate of registration rights liability is updated each reporting period based on the expected date of compliance. Changes to the estimated liability are recognized in the statement of operations.

Redeemable Convertible Preferred Stock- The Company classifies conditionally redeemable convertible preferred shares, which includes preferred shares subject to redemption upon the occurrence of uncertain events not solely within control of the Company, as temporary equity in the mezzanine section of the consolidated balance sheet, in accordance with the guidance enumerated in FASB ASC No. 480-10 “Distinguishing Liabilities from Equity”, FASB ASC No. 210-10 “Balance Sheet” and Rule 5-02.27 of Regulation S-X, when determining the classification and measurement of preferred stock.

The Company evaluated the detachable warrants in accordance with FASB ASC No. 470-20, “Debt with Conversion and Other Options” and FASB ASC 815, “Derivatives and Hedging” and determined they were not considered a liability. As a result, proceeds from the preferred stock are allocated to the detachable stock purchase warrants based on the relative fair value of the preferred stock and warrants at issuance and recorded as additional paid-in capital.

The Company evaluated the conversion feature of the convertible preferred shares in accordance with FASB ASC No. 470-20, “Debt with Conversion and Other Options”. A convertible financial instrument includes a Beneficial Conversion Feature (“BCF”) when the fair market value of the preferred stock is lower than the value of common stock when the preferred stock converts to common stock at the issuance date. The BCF shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in capital.

Redeemable securities initially are recorded at their fair value minus the detachable warrants, BCF and preferred stock issuance costs. The Company recognizes discounts from the redemption value of the preferred stock immediately as they occur and adjusts the carrying amount to equal redemption value at the end of each reporting period. The Company recognizes accumulated dividends as an increase to preferred stock in the mezzanine section of the balance sheet and increase of stockholders’ deficiency.

Going Concern Consideration

Our auditors have issued a going concern opinion on our audited financial statements for the year ended December 31, 2014. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. We hope to obtain additional funding for general working capital needs and professional fees through private placement of our equity securities. The Company will continually evaluate funding options including additional offerings of its securities to investors. There can be no assurance as to the availability or terms upon which such financing alternatives might be available. We currently have no plans or arrangements to obtain financing through private offerings of equity. Equity financing would result in additional dilution to existing stockholders. We currently have no agreements or arrangements to obtain funds through bank loans, lines of credit or any other sources. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

Recent Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted - In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016 subsequently extended to December 15, 2017, and for annual and interim periods thereafter. Early application is permitted. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements.

As provided in the Current Report on Form 8-K filed by the Company on April 14, 2015, the Company was informed by Freed Maxick CPAs, P.C., the independent registered public auditor for the Company, that although the financial statements included in the Company’s Form 10 filed by the Company on December 31, 2014 were issued in conformity with U.S. generally accepted accounting principles (GAAP) for non-SEC registered companies, and continue to comply with such principles, such financial statements were not prepared in accordance with GAAP for SEC registered companies or with United States Securities and Exchange Commission Regulation S-X (Regulation S-X). Upon inclusion of these financial statements in the Form 10, the Company was required to comply with Regulation S-X. As a result, the Company’s financial statements included in the Form 10 contained a material misstatement related to accounting for redeemable preferred stock instruments.

Specifically, redeemable preferred stock had been recorded as permanent equity within stockholders’ deficiency on the balance sheet; however, in accordance with the guidance enumerated in FASB ASC No. 480-10 “Distinguishing Liabilities from Equity”, FASB ASC No. 210-10 “Balance Sheet” and Rule 5-02.27 of Regulation S-X, the redeemable preferred stock instruments should have been recorded as temporary equity in the mezzanine section of the balance sheet as the instruments contained certain conditional redemption features determined to be outside of the control of the Company. As a result of this matter, the December 31, 2011, 2012 and 2013 balance sheets, as well as the September 30, 2014 balance sheet, all included in the Form 10, are misstated. The misstatement does not affect the statement of operations, net loss or loss per common share.

The financial statements required by this item are set forth as a separate section of this Form 10-K. See Item 15(a) for a listing of financial statements provided in the section titled “Financial Statements”: The financial statements begin on page 30 of this Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of December 31, 2014, the end of the period covered by this Annual Report.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

 Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The following table sets forth certain information regarding our current directors, executive officers and key employees:

Name	Positions Held with the Company	Age

Vlad Sklyarevich	President, Treasurer and Director	73
Jack N. Mayer	Director	62
Jerome M. Balsam	Secretary and Director	57
Jan Loeb	Director	56
Michael Shevelev	Technology Director	54

Vlad Sklyarevich, Ph.D., has been our President, Treasurer and a director since he founded our company in 1998. Dr. Sklyarevich has been involved in gyrotron related research and development work for over 25 years including five years in the former Soviet Union, as well as in the United States prior to founding the Company. Dr. Sklyarevich is the principal inventor of the Company’s technologies and of the patents and patent applications relating to uses of the gyrotron owned by the Company. Dr. Sklyarevich’s expertise with gyrotron technology, together with his knowledge of the day-to-day operations of the Company as its President, led to the decision to appoint Dr. Sklyarevich to the board.

Jack N. Mayer, has been a director since 1998. From 1986 until March 31, 2013, he was a hedge fund portfolio manager and analyst with Gabriel Capital Corp. and associated entities, specializing in complex bankruptcy and distressed situations. Mr. Mayer is a director of Powersafe Technology Corp. (PSFT.PK) and a co-founder of its operating subsidiary, and a co-founder and director of MET Tech, Inc. Mr. Mayer’s knowledge and experience in corporate and financial management led to the decision to appoint Mr. Mayer to the board.

Jerome Balsam, Secretary, Mr. Balsam has been a director of the Company since 1998 and a member of the New York Bar since 1982. Mr. Balsam previously clerked for two federal judges and was associated with the law firm of Willkie Farr & Gallagher. For over 10 years he has been with Gabriel Capital Corp., a service provider to Gabriel Capital L.P., a major stockholder of the Company, where he currently serves as an in-house attorney. Mr. Balsam’s legal and corporate experience led to the decision to appoint Mr. Balsam to the board.

Jan Loeb, has been a director of the Company since July 22, 2014. Mr. Loeb has served as President of Leap Tide Capital Management, Inc., a capital investment firm, since 2007. From February 2005 through January 2007, he served as a portfolio manager of Amtrust Capital Management, Inc. From February 2004 through January 2005, Mr. Loeb was a Portfolio Manager for Chesapeake Partners, a capital investment firm. From January 2002 through December 2004, Mr. Loeb was a Managing Director of Jefferies & Company, Inc., an investment banking firm based in New York City. From 1994 through 2001, Mr. Loeb was a Managing Director of Dresdner Kleinwort and Wasserstein, Inc., an investment banking firm based in New York City, which was formerly known as Wasserstein Perella & Co., Inc. Mr. Loeb is also a director of American Pacific Corp and was a director of Pernix Therapeutics Holdings, Inc. until September 2011. Mr. Loeb graduated from Baruch College – City University of New York with a baccalaureate in Finance and Investments.

Michael Shevelevhas been our technology director since 1999. Prior to joining the Company, Dr. Shevelev was at the Paton Welding Institute in Kiev, Ukraine. Dr. Shevelev holds a Ph.D. in Technical Science from the Paton Welding Institute.

Our directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

There are no family relationships among any of our officers or directors. None of our directors or officers is a director in any other reporting company. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or has a material interest adverse to the Company.

Involvement in legal proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations. Gabriel Capital, L.P. the Company’s largest shareholder, is being wound down under the supervision of a court-appointed receiver.

Audit Committee and Financial Expert; Committees

The Company does not have an audit committee. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors.

The Company has no nominating or compensation committees at this time. Given the size of the Company and its stage of development the entire Board participates in the nomination processes and considers executive and director compensation., Thus, there is a potential conflict of interest in that our president and treasurer is also a director and has the authority to determine issues concerning management compensation, nominations and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with our executive officers and directors.

Code of Ethics; Financial Expert

Due to the Company’s small size and limited resources, we do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. Our director. Jan Loeb is a “financial expert.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of the Company and persons who beneficially own more than 10% of our equity securities (each a “Reporting Person”) to file reports of ownership and changes in their ownership with the Securities and Exchange Commission. The Company’s securities were not registered under Section 12 of the Securities Exchange Act of 1934 until January 29, 2015 and therefore the Section 16(a) filing requirements were not applicable to the Reporting Persons during the year ended December 31, 2014.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Item 11. Executive Compensation.

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officer (a “named executive officer”) for last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation($)	Total ($)
Vlad Sklyarevich	2013	125,000	700	0	0	0	0	0	125,700
President and Treasurer	2014	125,000	650	0	0	0	0	0	125,650

Although Dr. Sklyarevich is entitled to $125,000 for each of the last two completed fiscal years, he has received $63,430 during the year ended December 31, 2013 and $126,482 during the year ended December 31, 2014; the balance is being accrued.

There are no employment or other agreements with our executive officers.

Outstanding Equity Awards

There were no outstanding equity awards to our named executive officer as of December 31, 2014.

Compensation of Directors

The Director Compensation table reflects all compensation awarded to, earned by or paid to our non-employee directors for the fiscal year ended December 31, 2014.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)(1)		Other Compensation ($)	Total ($)
Vlad Sklyarevich	$-		$-	$-		$-	$-
Jack N. Mayer	$60,000	(2)	$-	$-		$-	$60,000
Jerome M. Balsam	$-		$-	$-		$-	$-
Jan Loeb	$11,110	(3)	$-	$16,962	(1)(4)	$-	$28,072

(1)

Amount reflects the grant date fair value of the named director's stock options, calculated in accordance with FASB ASC Topic 718. For a discussion of the assumptions used in calculating these values, see Note 14to our financial statements in this Annual Report. The discussion below provides details as to the aggregate number of option awards outstanding at fiscal year-end.

(2)	Mr. Mayer was paid or accrued $5,000 on a monthly basis in 2014 for total compensation of $60,000.
(3)	Mr. Loeb was elected to the board of directors in July 2014, and will be paid quarterly at the annual rate of $25,000.
(4)

Represents options to purchase 60,000 shares of common stock at an exercise price of $0.725, of which 20% vested on July 22, 2014, the date of grant and an additional 20% vest on each of the 3, 6, 9 and 12 month anniversary of such date.

Other than as described above, no compensation has been paid to any of our directors for the year ended December 31, 2014 in consideration for their services rendered in their capacity as directors and no other arrangements are presently in place regarding compensation to directors for their services as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of April 14, 2015, the number of our shares of common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our executive officers and directors; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 14,414,058 shares of common stock which are outstanding as of April 14, 2015. Of the 14,414,058 shares issued and outstanding as of April 14, 2015, 675,799 shares are not reflected on the books of the transfer agent for the Company as a result of the lack of information required to issue said shares (such as receipt of Form W-9 from the current shareholder).

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class

Jack N. Mayer	4,841,435	(1)	31.0%
Vlad Sklyarevich	2,512,500		17.4%
Jerome M. Balsam	173,796	(2)	1.2%
Bart M Schwartz (3)	7,772,913	(4)	42.7%
Gabriel Capital, L.P. (3)	7,772,913	(4)	42.7%
Jan Loeb	167,450	(5)	1.1%
Directors and officers as a group (4 individuals)	7,695,181	(1)(2)(5)	48.6%

____________________

(1)

Includes the following held in Mr. Mayer’s own name: (i) 2,662,184 shares of common stock, (ii) 95,407 shares of Series A Convertible Preferred Stock convertible to 357,776 shares of common stock, (iii) 37,765 shares of Series A-1 Convertible Preferred Stock convertible to 141,619 shares of common stock, (iv) 7,938 shares of Series B Convertible Preferred Stock convertible to 280,165 shares of common stock; and (v) 1,761 shares of Series B-1 Convertible Preferred Stock convertible to 88,050 shares of common stock. Also includes (vi) 201,600 shares of common stock held by a trust for a son of which he is trustee; (vii) 21,600 shares of common stock held in the name of his minor son; (vii) 43,200 in the names of another two sons living in his house; (ix) 2,800 shares of common stock held jointly in his name and the name of a son living in the same house; (x) 1,063 shares of Series B Preferred convertible to 37,518 shares of common stock, 1,106 shares of Series B-1 preferred convertible to 55,300 shares of common stock, and warrants to purchase 54,000 shares of common stock at $1.00 per share held by Mrs. Elfriede Mayer, Mr. Mayer’s mother, and 109,941 shares of common stock held in Mrs. Mayer’s IRA account, over all of which he has a general power of attorney, including trading authorization; (xi) an aggregate of 66,425 shares of common stock held in trusts over which he has trading authorization, and (xii) 600,000 shares of common stock and 31,802 shares of Series A preferred which are convertible into 119,258 shares of common stock held by his spouse, Esther Mayer.

(2)

Includes the following: (i) 127,876 shares of common stock, (ii) 6,943 shares of Series A Convertible Preferred Stock convertible to 26,036 shares of common stock, (iii) 1,660 shares of Series A-1 Convertible Preferred Stock convertible to 6,225 shares of common stock, and (iv) 387 shares of Series B Convertible Preferred Stock convertible to 13,659 shares of common stock.

(3)

Bart M. Schwartz, of Guidepost Solutions, LLC, 415 Madison Avenue, New York, NY 10017 is the court-appointed receiver of Gabriel Capital, L.P. Mr. Schwartz and Geoffrey Varga are the court-appointed joint receivers of Ariel Fund Ltd., an affiliate of Gabriel Capital L.P. Mr. Schwartz has sole voting and dispositive power over the shares held by Gabriel Capital L.P. and joint voting and dispositive power over the shares held by Ariel Fund Ltd., with Geoffrey Varga. Gabriel Capital and Ariel Fund are jointly managed.

(4)

Includes (i) 3,980,151 shares of common stock, (ii) 33,531 of Series A preferred convertible to 125,741 shares of common stock held by Ariel Fund Limited, (iii) 22,177 shares of Series B convertible to 782,471 shares of common stock, (iv) 29,490 shares of Series B-1 Convertible Preferred Stock convertible into 1,474,500 shares of common stock and (v) warrants exercisable at $1.00 per share to purchase 1,410,050 shares of common stock. The Company has been informed by Guidepost that the shares of the Company owned by Gabriel Capital, L.P. and Ariel Fund Ltd. will likely be placed in a long term liquidating trusts together with other residual assets of Gabriel Capital and Ariel Fund.

(5)

Includes (i) 1,242 shares of Series B-1 Convertible Preferred which are convertible to 62,100 shares of common stock, (ii) warrants to purchase 57,350 shares of common stock at $1.00 per share, and (iii) options to purchase 48,000 shares of common stock at an exercise price of $0.725 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Gabriel Capital, L.P. (“Gabriel”), a major shareholder of the Company, lent the Company $40,000 in July, 2014. This informal loan is to be repaid on July 1, 2015, or earlier to the extent the Company has cash in excess of $250,000. Gabriel lent the Company an additional $45,000 in November, 2014. This informal loan is to be repaid on October 1, 2015, or earlier to the extent the Company has cash in excess of $250,000. Neither loan bears interest.

The loan in the amount of $24,155 made by the Company to Vlad Sklyarevich, the Company’s President, Treasurer and a director in 1998, was forgiven by the Company in May 2014.

In 2013 and 2014, the Company sold units (“B-1 Units”) each consisting of one share of Series B-1 convertible preferred stock and fifty common stock warrants exercisable at $1.00 per share at a price of $35/unit to related and unrelated parties. Set forth below are the sales to related parties.

2013

Name	Purchase Price	Number of B-1 Units
Gabriel Capital, L.P.	$585,995	16,743
Jack Mayer	$48,440	1,384
Elfriede Mayer	$15,050	430
Estate of Joseph Mayer, Elfriede Mayer Executrix	$9,600	274
Elliot Mayer (brother of Jack Mayer)	$10,010	286

2014

Name	Purchase Price	Number of B-1 Units
Gabriel Capital, L.P.	$401,005	11,457
Jan Loeb	$20,125	575
Elfriede Mayer	$22,750	650

In addition in 2013 the Company issued 255 shares of its Series B-1 Preferred Stock to Jack Mayer, in exchange for 300 shares of its Series B Preferred Stock.

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors other than Mr. Loeb currently meet the definition of “independent” as promulgated by the rules and regulations of the NYSE Alternext US (formerly known as the American Stock Exchange).

 Item 14. Principal Accounting Fees and Services.

Our principal independent accountant is Freed Maxick CPAs, P.C. Their fees billed to the Company are set forth below:

	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 31, 2013
Audit Fees	$52,500	$24,500
Audit Related Fees	$9,990	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Audit fees consist of professional services rendered for audit and review services of the Company’s financial statements. The 2014 fees include comparative quarterly reviews as of and for the periods ended March 31, 2014 and 2013, June 30, 2014 and 2013, and September 30, 2014 and 2013.

Audit related fees consist of services related to review of the Company’s Form 10 and related amendments.

As of December 31, 2014, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits. Financial Statement Schedules.

(a)	The following documents are included as a part of this report:
	(1)	Financial Statements.	30
		Report of Independent Registered Public Accounting Firm	31
		Balance Sheets as of December 31, 2014 and 2013	32
		Statements of Operations for the years ended December 31, 2014 and 2013	33
		Statements of Changes in Stockholders’ Deficiency for the years ended December 31, 2014 and 2013	34
		Statements of Cash Flows for the years ended December 31, 2014 and 2013	36
		Notes to Financial Statements	37
	(2)	Financial Statement Schedules.
		All schedules have been omitted because the information is not applicable, is not material or because the information required is included in the financial statements or the notes thereto.
	(3)	Index to Exhibits.
		The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

Exhibits	Description

3.1	Certificate of Incorporation dated April 30, 1998 (1)

3.2	Amendment to Certificate of Incorporation dated April 17, 2000 (1)

3.3	Second Amendment to Certificate of Incorporation dated May 31, 2006 (1)

3.4	Amended and Restated Certificate of Designation of 10% Convertible Redeemable Series A Preferred Stock (1)

3.5	Amended and Restated Certificate of Designation of 10% Convertible Redeemable Series A1 Preferred Stock (1)

3.6	Amended and Restated Certificate of Designation of 10% Convertible Redeemable Series B Preferred Stock (1)

3.7	Amendment to Amended and Restated Certificate of Designation of 10% Convertible Redeemable Series B Preferred Stock (1)

3.8	Certificate of Designation of 10% Convertible Redeemable Series B1 Preferred Stock, as amended (1)

3.9	Bylaws (1)

3.10	Form of Warrant Agreement expiring March 2015 (1)

3.11	Form of Warrant Agreement expiring March 2016 (1)

3.12	Certificate of Designation of 10% Convertible Redeemable Series A-2 Preferred Stock (3)

3.13	Form of Warrant Agreement expiring December 15, 2016 (3)

10.2	Equipment/Lease Purchase Agreement dated May 30, 2014 between Gycom Ltd. and Gyrotron Technology, Inc. (1)

10.3	Lease Agreement between Expressway 95 Business Center, LP and Gyrotron Technology, Inc. (1)

10.4	Form of Subscription Agreement with Most Favored Nations provision (2)

10.5	Form of Subscription Agreement (2)

10.6	Agreement to Purchase Cryomagnet

31

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

(1)	Filed as the corresponding exhibit to the Company’s Form 10 filed with the SEC on December 10, 2014 and incorporated herein by reference.
(2)	Filed as the corresponding exhibit to the Company’s Form 10 filed with the SEC on December 31, 2014 and incorporated herein by reference.
(3)	Filed as the corresponding exhibit to the Current Report on Form 8-K filed with the SEC on April 8, 2015 and incorporated herein by reference.

** Furnished herewith. XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GYROTRON TECHNOLOGY, INC.

Dated: April 16, 2015	By:	/s/ Vlad Sklyarevich
	Name:	Vlad Sklyarevich
	Title:	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 16, 2015	By:	/s/ Vlad Sklyarevich
	Name:	Vlad Sklyarevich
	Title:	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

Dated: April 16, 2015	By:	/s/ Jack N. Mayer
	Name:	Jack N. Mayer
	Title:	Director

Dated: April 16, 2015	By:	/s/ Jerome M. Balsam
	Name:	Jerome M. Balsam
	Title:	Secretary and Director

Dated: April 16, 2015	By:	/s/ Jan Loeb
	Name:	Jan Loeb
	Title:	Director

GYROTRON TECHNOLOGY, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Gyrotron Technology, Inc.

We have audited the accompanying balance sheets of Gyrotron Technology, Inc. (the Company) as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a net stockholders’ deficiency and its current liabilities exceed its current assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, the 2013 financial statements were previously issued on April 17, 2014 in conformity with U.S. generally accepted accounting principles. Subsequent to issuance, the 2013 financial statements were included in a U.S. Securities and Exchange Commission (SEC) filing, requiring presentation in accordance with SEC Regulation S-X (S-X). The financial statements included in the SEC filing did not adopt certain provision of S-X related to redeemable preferred stock instruments. As a result, the accompanying 2013 financial statements have been restated to correct the material misstatement related to classification of these instruments.

/s/ Freed Maxick CPAs, P.C.

Buffalo, New York

April 16, 2015

GYROTRON TECHNOLOGY, INC.

BALANCE SHEETS
As of December 31,

	2014	2013
		(Restated)
ASSETS
Current assets:
Cash	$29,316	$60,082
Accounts receivable-net	520	-
Prepaid expenses and other current assets	1,580	25,347
Loan receivable-director	-	8,973
Loan receivable-officer	-	24,155
Total current assets	31,416	118,557

Machinery and equipment-net	47,362	89,476
Patents-net	51,353	54,358
Other assets	12,253	12,253
Total assets	$142,384	$274,644

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Note payable	$-	$46,784
Loan - stockholder	85,000	-
Accounts payable	70,145	74,913
Accrued expenses and other liabilities	14,810	9,257
Accrued employee compensation	364,105	363,864
Registration rights obligation	404,800	260,136
Total current liabilities	938,860	754,954

Commitments and contingencies (Note 15)

Redeemable preferred stock
1,000,000 shares authorized, $0.001 par value
Series A: 450,000 shares designated, 436,774 outstanding	2,948,312	4,599,727
Series A-1: 125,000 shares designated, 61,910 outstanding	408,606	614,900
Series B: 40,000 shares designated, 39,959 outstanding	1,378,552	1,318,613
Series B-1: 80,000 shares designated, 40,650 outstanding (21,343 - 2013)	1,512,829	747,008
Total redeemable preferred stock	6,248,299	7,280,248

Stockholders' deficiency
Common stock, 25,000,000 shares authorized, $0.001 par value, 15,222,024 shares issued (11,903,664-2013) and 14,414,058 shares outstanding (11,095,698-2013)	15,222	11,904
Additional paid-in capital	3,146,932	1,518,264
Accumulated deficit	(9,816,226)	(8,900,023)
	(6,654,072)	(7,369,855)
Treasury stock, 807,966 shares, at cost	(390,703)	(390,703)
Total stockholders' deficiency	(7,044,775)	(7,760,558)

Total liabilities, redeemable preferred stock and stockholders' deficiency	$142,384	$274,644

See accompanying notes.

GYROTRON TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS
For the Years Ended December 31,

	2014	2013

Revenues	$141,775	$270,795

Cost of revenues	40,110	236,646

Gross profit	101,665	34,149

Operating expenses:
Selling, general and administrative	821,836	584,930
Research and development	68,203	42,108
Total operating expenses	890,039	627,038

Operating loss	(788,374)	(592,889)

Other (expense) income:
Other income	16,835	4,526
Interest and penalties expense	-	(5,065)
Registration rights obligation	(144,664)	(25,452)

Net loss	(916,203)	(618,880)

Redeemable preferred stock accretion and dividends	(705,826)	(836,790)

Net loss attributable to common stockholders	$(1,622,029)	$(1,455,670)

Loss per common share-basic and diluted	$(0.12)	$(0.12)

Weighted average common shares outstanding-basic and diluted	13,846,758	11,903,664

See accompanying notes.

GYROTRON TECHNOLOGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

Years Ended December 31, 2014 and 2013

											Additional
	Preferred Series A		Preferred Series A-1		Preferred Series B		Preferred Series B-1		Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Total

Balance, December 31, 2012, as reported in Form 10	436,774	$437	61,910	$62	39,927	$40	588	$1	11,903,664	$11,904	$8,084,140	$(8,281,143)	$(390,703)	$(575,262)
Redeemable preferred stock adjustment	(436,774)	(437)	(61,910)	(62)	(39,927)	(40)	(588)	(1)	-	-	(5,946,311)	-	-	(5,946,851)
Balance, December 31, 2012, as restated	-	-	-	-	-	-	-	-	11,903,664	11,904	2,137,829	(8,281,143)	(390,703)	(6,522,113)

Series A redeemable preferred stock dividends	-	-	-	-	-	-	-	-	-	-	(419,303)	-	-	(419,303)
Series A-1 redeemable preferred stock dividends	-	-	-	-	-	-	-	-	-	-	(66,863)	-	-	(66,863)
Series B redeemable preferred stock dividends	-	-	-	-	-	-	-	-	-	-	(119,843)	-	-	(119,843)
Series B-1 redeemable preferred stock warrants	-	-	-	-	-	-	-	-	-	-	95,828	-	-	95,828
Series B-1 redeemable preferred stock beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	100,229	-	-	100,229
Series B-1 redeemable preferred stock accretion and dividends	-	-	-	-	-	-	-	-	-	-	(234,755)	-	-	(234,755)
Issuance of common stock warrants for services performed	-	-	-	-	-	-	-	-	-	-	25,142	-	-	25,142
Net loss	-	-	-	-	-	-	-	-	-	-	-	(618,880)	-	(618,880)

Balance, December 31, 2013	-	-	-	-	-	-	-	-	11,903,664	11,904	1,518,264	(8,900,023)	(390,703)	(7,760,558)

Series A redeemable preferred stock dividends	-	-	-	-	-	-	-	-	-	-	(262,152)	-	-	(262,152)
Series A-1 redeemable preferred stock dividends	-	-	-	-	-	-	-	-	-	-	(37,146)	-	-	(37,146)
Series B redeemable preferred stock dividends	-	-	-	-	-	-	-	-	-	-	(119,878)	-	-	(119,878)
Series B-1 redeemable preferred stock warrants	-	-	-	-	-	-	-	-	-	-	73,722	-	-	73,722
Series B-1 redeemable preferred stock beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	101,398	-	-	101,398
Series B-1 redeemable preferred stock accretion and dividends	-	-	-	-	-	-	-	-	-	-	(290,263)	-	-	(290,263)
Issuance of common shares as settlement for dividend on
Series A preferred	-	-	-	-	-	-	-	-	2,943,837	2,943	1,910,536	-	-	1,913,479
Issuance of common shares as settlement for dividend on
Series A-1 preferred	-	-	-	-	-	-	-	-	374,523	375	243,065	-	-	243,440
Stock based compensation	-	-	-	-	-	-	-	-	-	-	9,386	-	-	9,386
Net loss	-	-	-	-	-	-	-	-	-	-	-	(916,203)	-	(916,203)
Balance, December 31, 2014	-	$-	-	$-	-	$-	-	$-	15,222,024	$15,222	$3,146,932	$(9,816,226)	$(390,703)	$(7,044,775)

See accompanying notes.

GYROTRON TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2014	2013

Cash flows from operating activities:
Net loss	$(916,203)	$(618,880)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	92,303	91,876
Gain on extinguishment of note payable	(16,835)	-
Stock based compensation	9,386	-
Loans receivable, officer, forgiven	24,155	-
(Increase) decrease in assets:
Accounts receivable	(520)	9,700
Customer contracts in progress	-	200,000
Prepaid expenses and other current assets	23,767	3,835
Financing receivable	-	90,000
Increase (decrease) in liabilities:
Accounts payable	(3,795)	15,520
Accrued expenses and other liabilities	5,553	(44,555)
Accrued employee compensation	241	62,500
Registration rights obligation	144,664	25,452
Unearned revenue	-	(210,000)
Net cash used by operating activities	(637,284)	(374,552)

Cash flows from investing activities:
Deposit on capital lease	(40,000)	-
Payments for patents	(7,184)	-
Cash flows used by investing activities	(47,184)	-

Cash flows from financing activities:
Repayments of note payable	(29,948)	(2,599)
Proceeds from sale of redeemable preferred stock, net of issuance costs	650,590	587,065
Stockholder loans	85,000	-
Repayments of stockholder loans	-	(34,078)
Repayments of capital lease liability	-	(115,000)
Dividends paid on Series B preferred	(59,940)	-
Proceeds from repayment of advance - director	8,000	-
Advances to director	-	(8,973)
Net cash provided by financing activities	653,702	426,415

Net (decrease) increase in cash	(30,766)	51,863

Cash - beginning of year	60,082	8,219

Cash - end of year	$29,316	$60,082

Supplemental disclosure of non-cash financing activities:
Common stock issued in payment of accumulated and declared dividends on Series A Preferred	$1,913,479	$-
Common stock issued in payment of accumulated and declared dividends on Series A-1 Preferred	$243,440	$-
Series B-1 preferred dividends paid by issuance of Series B-1 shares	$21,625	$34,378
Settlement of liability with issuance of Series B Preferred	$-	$9,986
Conversion of advances into Series B-1 Preferred	$-	$96,040
Issuance of common stock warrants for prepaid expenses	$-	$25,142
Allocation of Series B-1 redeemable preferred stock proceeds	$175,120	$196,057
Accretion of Series B-1 redeemable preferred	$178,620	$200,458
Redeemable preferred stock dividend accrual	$509,091	$606,008

See accompanying notes.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1. - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description - Gyrotron Technology, Inc. (the "Company") is incorporated under the business laws of Delaware. The Company develops and seeks to license unique industrial technologies primarily to the glass, semiconductor, food, footwear, adhesives and plastics industries, providing a novel method for heating for industrial processing. It also develops, licenses, and sells autoclave-free laminating systems. The Company is organized and managed as a single operating segment.

Liquidity and Management Plans - As shown in the accompanying financial statements, the Company incurred a net loss for the years ended December 31, 2014 and 2013 of $916,203 and $618,880, respectively, had negative working capital of $907,444 and stockholders' deficiency of $7,044,775 at December 31, 2014. Further, cash used in operating activities during the year ended December 31, 2014 amounted to $637,284. The Company is expected to continue to incur losses throughout 2015. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

The Company's business strategy is to overcome these losses through commercialization and continued development of (i) applications for the gyrotron beam which will be marketed and monetized through licensing, engineering consulting and servicing and (ii) the lamination system.

The Company's management and Board of Directors have obtained additional funding in 2015 (see Note 16) and intend to obtain additional funding for general working capital needs and professional fees through private placement of its equity securities. The Company will continually evaluate funding options including additional offerings of its securities to investors. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

Accounts Receivable - The Company grants credit to substantially all of its customers, and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to $3,218 at December 31, 2014 and 2013.

Machinery and Equipment -Machinery and equipment are stated at cost net of accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets using straight-line and accelerated methods for both financial statement and income tax reporting purposes. Maintenance and repairs are charged to operations as incurred; significant betterments are capitalized. Depreciation expense for the years ended December 31, 2014 and 2013 amounted to $82,114 and is included within operating expenses in the accompanying statements of operations.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1. - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Patents - The Company capitalizes costs relative to patent applications. Patents are recorded at acquired cost and amortized over their estimated useful economic life of 15 years, beginning at the date of issuance. Costs incurred to renew or extend the term of recognized patents, including annuities and fees, are expensed as incurred.

Impairment of Long-Lived Assets - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flow or appraised values, depending on the nature of the assets. There was no impairment of long-lived assets during the years ending December 31, 2014 and 2013.

Income Taxes - The Company recognizes estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income items is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in income tax expense.

Share-Based Payments - The Corporation accounts for stock option awards granted in accordance with Share-Based Payments Topic of the FASB Accounting Standards Codification (ASC) 718. Under ASC 718, compensation expense related to stock based payments is recorded over the requisite service period based on the grant date fair value of the awards. The Corporation uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of stock-based awards, including the option's expected term and the price volatility of the underlying stock.

Treasury Stock - The Company accounts for treasury stock under the cost method, which requires the Company to record the shares as a reduction to equity at the purchased amount.

Revenue Recognition -In accordance with Revenue Recognition Topic of the FASB Accounting Standards Codification (ASC) 605, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company's price to the customer is fixed or determinate, and collectability is reasonably assured.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1. - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Multiple-Element Arrangements - The Company enters into multiple-element contractual arrangements with customers including the technology license, delivery of equipment, installation, consulting, testing and training. Elements under such contracts are considered separate units of accounting if both of the following criteria are met: i) the delivered item(s) have value to the customer on a standalone basis and ii) if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance is considered probable and substantially in control of the Company. For deliverables not meeting the criteria for being a separate unit of accounting, the appropriate allocation of arrangement consideration and recognition of revenue is then determined for the combined unit of accounting. Revenue is allocated amongst deliverables in a multiple-element revenue arrangement according to fair value with an allocation based on selling price. The selling price used for each deliverable will be based on vendor-specific objective evidence ("VSOE") if available, third-party evidence if VSOE is not available, or management's estimate of an element's stand-alone selling price if neither VSOE nor third-party evidence is available. The selling price is allocated amongst deliverables based upon each deliverable's relative selling price to total revenue consideration. The amount allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions.

Sales-Type Leases - The Company provides lease financing through sales-type leases. Leases qualify as sales-type leases using the present value of minimum lease payments classification criteria. The Company believes that the sales-type lease contains only normal collection risk. Accordingly, the Company records the fair value of equipment as revenue, the cost of equipment as cost of revenues and the minimum lease payments plus the estimated residual value as finance receivables.

Research and Development Expenses - Research and development expenses are charged to operations as incurred.

Loss Per Common Share - Basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per common share gives effect to dilutive convertible preferred stock, options and warrants outstanding during the period. Shares to be issued upon the exercise of these instruments have not been included in the computation of diluted loss per share as their effect is anti-dilutive based on the net loss incurred.

As of December 31, 2014, after giving effect to the payment default on the Series B convertible preferred described in Note 11, there were the following common shares underlying securities that could potentially dilute future earnings:

Preferred A stock	1,637,903
Preferred A-1 stock	232,163
Preferred B stock	1,410,315
Preferred B warrants	1,044,864
Preferred B-1 stock	2,032,497
Preferred B-1 warrants	1,938,950
Other warrants	60,000
Stock options	60,000
8,416,692

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 1. - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounting Estimates - The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results may differ from estimated amounts.

Fair Value of Financial Instruments - The carrying amount of cash, receivables, accounts payable and accrued expenses and other liabilities are reasonable estimates of their fair value due to their short maturity.

The estimated fair value of the note payable with a carrying amount of $46,784 was approximately $40,000 as of December 31, 2013.

The estimated fair value was based on the present value of the expected future cash flows. The measurement of estimated fair value is a level 3 input under Fair Value Measurements Topic of FASB ASC. Considerable judgment is required in developing estimates of fair value. Therefore, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange.

Redeemable Convertible Preferred Stock - The Company classifies conditionally redeemable convertible preferred shares, which includes preferred shares subject to redemption upon the occurrence of uncertain events not solely within control of the Company, as temporary equity in the mezzanine section of the consolidated balance sheet, in accordance with the guidance enumerated in FASB ASC No. 480-10 “Distinguishing Liabilities from Equity”, FASB ASC No. 210-10 “Balance Sheet” and Rule 5-02.27 of Regulation S-X, when determining the classification and measurement of preferred stock.

The Company evaluated the detachable warrants in accordance with FASB ASC No. 470-20, “Debt with Conversion and Other Options” and FASB ASC 815, “Derivatives and Hedging” and determined they were not considered a liability. As a result, proceeds from the preferred stock are allocated to the detachable stock purchase warrants based on the relative fair value of the preferred stock and warrants at issuance and recorded as additional paid-in capital.

The Company evaluated the conversion feature of the convertible preferred shares in accordance with FASB ASC No. 470-20, “Debt with Conversion and Other Options”. A convertible financial instrument includes a Beneficial Conversion Feature (“BCF”) when the fair market value of the preferred stock is lower than the value of common stock when the preferred stock converts to common stock at the issuance date. The BCF shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in capital.

Redeemable securities initially are recorded at their fair value minus the detachable warrants, BCF and preferred stock issuance costs. The Company recognizes discounts from the redemption value of the preferred stock immediately as they occur and adjusts the carrying amount to equal redemption value at the end of each reporting period. The Company recognizes accumulated dividends as an increase to preferred stock in the mezzanine section of the balance sheet and increase of stockholders’ deficiency.

Reclassification –Certain 2013 amounts were reclassified to conform to the 2014 presentation.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

New Accounting Pronouncements Not Yet Adopted - In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, subsequently extended to December 15, 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

NOTE 2. - RESTATEMENT

The Company’s previous issued financial statements were not prepared in accordance with Securities and Exchange Commission’s (SEC) Regulation S-X as the Company was a nonpublic entity. Upon inclusion of these financial statements in the Form 10 and related amendments to the Form 10, the Company was required to comply with Regulation S-X. As a result, the Company’s financial statements included in the Form 10 and related amendments to the Form 10 contained a material misstatement related to accounting for redeemable preferred stock instruments. Specifically, redeemable preferred stock had been recorded as permanent equity within stockholders’ deficiency on the balance sheet; however, in accordance with the guidance enumerated in FASB ASC No. 480-10 “Distinguishing Liabilities from Equity”, FASB ASC No. 210-10 “Balance Sheet” and Rule 5-02.27 of Regulation S-X, the redeemable preferred stock instruments should have been recorded as temporary equity in the mezzanine section of the balance sheet as the instruments contained certain conditional redemption features determined to be outside of the control of the Company. As a result of this misstatement, prior period financial statements as of December 31, 2013 and December 31, 2012 and for the year ended December 31, 2013 have been restated. As of December 31, 2012, the balance sheet was restated to increase stockholders’ deficiency by approximately $5.9 million with a corresponding increase to redeemable preferred stock in the mezzanine section of the balance sheet. This amount represents the redemption value of all classes of preferred stock amounting to $4.2 million, as well as accumulated dividends of $1.7 million. During the year ended December 31, 2013, additional paid-in capital decreased an additional $1.3 million with a corresponding increase to redeemable preferred stock in the mezzanine section of the balance sheet related to i) approximately $0.6 million adjustment for accumulated dividends, ii) approximately $0.5 million for net proceeds from sale of Series B-1 Redeemable Convertible Preferred Stock previously recorded as permanent equity, and iii) approximately $0.2 million for immediate accretion from carrying value to redemption value of Series B-1 Redeemable Convertible Preferred Stock. Also, as a result, the statement of stockholders’ deficiency no longer presents the various classes of redeemable preferred stock. The restatement did not affect net loss or loss per common share.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 3. - LOAN RECEIVABLES, OFFICER AND DIRECTOR

The Company had a non-interest bearing loan to an officer that was due on demand in the amount of $24,155 as of December 31, 2013. In 2014, the Company forgave the loan. The expense is included in selling, general and administrative expenses on the accompanying statements of operations for the year ended December 31, 2014.

NOTE 4. - MACHINERY AND EQUIPMENT

The components of machinery and equipment are as follows:

	Estimated Useful Life	December 31, 2014	December 31, 2013

Machinery and equipment	5 to 7 years	$882,338	$882,338
Furniture and fixtures	5 to 7 years	25,874	25,874
Deposit on capital lease		40,000	-
		948,212	908,212
Less accumulated depreciation		(900,850)	(818,736)

		$47,362	$89,476

NOTE 5. - PATENTS

The components of patents are as follows:

	December 31, 2014	December 31, 2013

Patents	$153,607	$146,423
Less accumulated amortization	(102,254)	(92,065)

	$51,353	$54,358

The Company amortizes patent costs on a straight-line basis over the expected period of benefit of the related capitalized expenditures. Amortization expense included in operating expenses on the statement of operations amounted to $10,189 and $9,762 for the years ended December 31, 2014 and 2013, respectively. Amortization expense for the next five years is expected to be approximately $10,000 per year for 2015 through 2016, approximately $6,000 in 2017, approximately $4,000 in 2018 and approximately $21,000 thereafter.

NOTE 6. - NOTE PAYABLE

The Company had a note payable due to Ben Franklin Technology Center of Southeastern Pennsylvania (the Center). The terms of the note stated the Company was required to pay a maximum of 150% times the $50,000 borrowed amount. The rate of repayment was 3% of all Company revenues. Payments were due within thirty days after the end of each quarter. Amounts due which are not paid within 10 days after the due date bore interest at 15% per year. The note payable was secured by substantially all assets of the Company. In accordance with the loan agreement, the Company was required to comply with various terms and conditions. As of December 31, 2013 the Company was not in compliance with certain provisions. As a result, the Center had the option to demand payment of the entire amount outstanding immediately. Accordingly, the balance was classified as current in the accompanying balance sheet as of December 31, 2013. During the year ended December 31, 2014, the Company paid the Center $28,000 in full settlement of its obligation under the note and recognized a gain on extinguishment in the amount of $16,835, included in other income on the accompanying statement of operations.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 7. - STOCKHOLDER LOANS

Gabriel Capital LP, a major stockholder of the Company, made two loans to the Company in 2014 in the amounts of $40,000 and $45,000, to purchase machinery and equipment. There is no interest on these informal loans. The $40,000 loan is to be repaid on July 1, 2015, or earlier to the extent the Company has cash in excess of $250,000. The $45,000 loan is to be repaid on October 1, 2015, or earlier to the extent the Company has cash in excess of $250,000.

NOTE 8. - INCOME TAXES

The components of the income tax provision (benefit) are as follows:

	December 31,	December 31,
	2014	2013
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	(296,022)	(182,713)
State	(97,018)	(59,210)
	(393,040)	(241,923)
Increase in valuation allowance	393,040	241,923

Provision for income taxes	$-	$-

At December 31, 2014 and 2013, the Company recorded deferred income tax and liabilities, which were attributed to the following temporary differences:

	December 31,	December 31,
	2014	2013
Deferred tax assets/(liabilities)
Net operating loss carry-forwards	$3,340,056	$3,032,492
Tax benefit carry-forwards	160,587	161,770
Depreciation and amortization	25,468	10,290
Accrued employee compensation	147,803	66,433
Other	7,902	21,603
Stock based compensation	72,546	68,736

Total gross deferred tax assets	3,754,362	3,361,324

Less valuation allowance	(3,754,362)	(3,361,324)

Net deferred tax assets	$-	$-

The Company has approximately $8,228,000 ($7,470,000 - 2013) in federal and state net operating loss carryforwards ("NOL's") as of December 31, 2014 available to reduce future taxable income which begin to expire in 2018. Due to the uncertainty of the Company's ability to generate sufficient taxable income in the future to utilize the NOL's before they expire, the Company has recorded a valuation allowance to reduce the gross deferred tax asset to zero. The Company also has approximately $161,000 ($162,000 – 2013) of tax benefit carryforwards as of December 31, 2014 related to research and development credits that expire at various dates through 2034.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 8. - INCOME TAXES (CONTINUED)

Internal Revenue Code Section 382 ("Section 382") imposes limitations on the availability of a company's net operating losses and other corporate tax attributes as ownership changes occur. As a result of the historical equity instruments issued by the Company, a Section 382 ownership change may have occurred and a study will be required to determine the date of the ownership change, if any. The amount of the Company's net operating losses and other tax attributes incurred prior to the ownership change may be limited based on the Company's value. A full valuation allowance has been established for the gross deferred tax asset related to the net operating losses and other corporate tax attributes available. Accordingly, any limitation resulting from Section 382 application is not expected to have a material effect on the balance sheets or statements of operations of the Company.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying statements of operations are as follows:

	December 31,	December 31,
	2014	2013

Statutory United States federal rate	34.0%	34.0%
State taxes, net of federal effect	5.5	6.3
Permanent differences	(5.4)	(1.4)
Change in valuation allowance	(42.9)	(39.1)
Deferred tax true-up adjustments	8.7	(0.3)
Other	0.1	0.5

Effective tax rate	-%	-%

During the years ended December 31, 2014 and 2013, the Company recognized no interest and penalties related to unrecognized tax benefits and has no unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and Pennsylvania. The tax years 2011 through 2014 generally remain open to examination by major taxing jurisdictions to which the Company is subject.

NOTE 9. - REDEEMABLE PREFERRED STOCK

As further detailed below in Note 10, Note 11, and Note 12, holders of Series A, A-1, B and B-1 redeemable convertible preferred stock can take control of the board of directors in the event the Company does not accept a redemption request or the Company fails to pay dividends. In addition, a majority of the current members of the board of directors own various classes of preferred shares. As a result, these instruments have conditions for their redemption that are not within the control of the Company. Accordingly, the fair value of the Series A, A-1, B and B-1 redeemable convertible preferred stock are recorded outside of stockholders’ deficiency as temporary equity in the mezzanine section of the balance sheet. The Company recognizes changes in the redemption value of the convertible preferred stock immediately as they occur, and the carrying amount of the instrument is adjusted to equal the redemption value at the end of each reporting period. The adjustment to record preferred stock at its redemption value was charged to the redeemable convertible preferred stock carrying value and additional paid in capital for the years ended December 31, 2014 and 2013 and is further detailed in the following schedule:

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

	Series A	Series A-1	Series B	Series B-1	Total
Fair Value of Redeemable Preferred Stock as of December 31, 2012	$4,180,424	$548,037	$1,197,810	$20,580	$5,946,851
Gross proceeds and paid in kind during 2013	-	-	960	726,428	727,388
Less: Allocation of proceeds to:
Warrants	-	-	-	(95,828)	(95,828)
Beneficial Conversion Feature	-	-	-	(100,229)	(100,229)
Registration Rights	-	-	-	(4,401)	(4,401)
Net proceeds allocated to preferred stock	-	-	960	525,970	526,930
Accretion	-	-	-	200,458	200,458
Dividends accumulated	419,303	66,863	119,843	34,378	640,387
Dividends satisfied	-	-	-	(34,378)	(34,378)
Fair Value of Redeemable Preferred Stock as of December 31, 2013	4,599,727	614,900	1,318,613	747,008	7,280,248
Gross proceeds and paid in kind during 2014	-	-	-	675,740	675,740
Less: Allocation of proceeds to:
Warrants	-	-	-	(73,722)	(73,722)
Beneficial Conversion Feature	-	-	-	(101,398)	(101,398)
Transaction Costs	-	-	-	(3,500)	(3,500)
Registration Rights	-	-	-	-	-
Net proceeds allocated to preferred stock	-	-	-	497,120	497,120
Accretion	-	-	-	178,620	178,620
Dividends accumulated	262,152	37,146	119,878	111,706	530,882
Dividends satisfied	(1,913,567)	(243,440)	(59,939)	(21,625)	(2,238,571)
Fair Value of Redeemable Preferred Stock as of December 31, 2014	$2,948,312	$408,606	$1,378,552	$1,512,829	$6,248,299

NOTE 10. - SERIES A & A-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Board of Directors has designated 450,000 shares of convertible Series A par value $.001 preferred stock and 125,000 shares of convertible Series A-1 par value $.001 preferred stock. Each share of Series A and A-1 preferred stock shall has a liquidation preference equal to $6 per share plus any accrued or declared and unpaid dividends owed to holders of shares. In the event of a liquidation, winding up, or dissolution of the Company, no distribution shall be made to holders of shares of common stock ranking junior to Series A and A-1 preferred stock. Series A and A-1 preferred stock rank equal for all purposes.

The holders of preferred stock have the right to one vote for each share of common stock into which such share of preferred stock could then be converted.

In accordance with Series A and A-1 certificates of designation above, cumulative dividends on each share of Series A and A-1 preferred stock accrue at a rate of 10% of the $6 liquidation amount. After May 31, 2011, the dividend rate increased from 10% to 18%. Dividends are payable quarterly in cash when and if declared by the Board of Directors. The dividends accrue and accumulate whether or not they have been declared by the board of directors and whether or not there are profits or other funds legally available.

In January 2014, the Company amended the certificate of designation of the Series A Preferred with the effect of satisfying cumulative unpaid dividends through September 30, 2013 with common stock at the rate of one common share per $0.65 of dividends, and reducing the dividend rate to 10% from 18% beginning October 1, 2013. As a result of the board of directors’ declaration of dividends in February 2014, $1,913,479 of cumulative dividends were satisfied with 2,943,837 shares of common stock. These shares were issuable at December 31, 2014 and a portion of them have not been issued for administrative reasons. Accordingly, the presentation in these financial statements considers these shares as effectively issued.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 10. - SERIES A & A-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINED)

In May 2014, the Company amended the certificate of designation of the Series A-1 Preferred with the effect of satisfying cumulative unpaid dividends through December 31, 2013 with common stock at the rate of one common share per $0.65 of dividends, and reducing the dividend rate to 10% from 18% beginning January 1, 2014. As a result of the board of directors’ declaration of dividends in June 2014, $243,440 of cumulative dividends were satisfied with 374,523 shares of common stock. These shares were issuable at December 31, 2014 and a portion of them had not been issued for administrative reasons. Accordingly, the presentation in these financial statements considers these shares as effectively issued.

During the years ended December 31, 2014 and 2013, there were $262,064 and $419,391, respectively, of preferred stock dividends accumulated for Series A preferred stock. At December 31, 2014 and 2013, there were cumulative unpaid dividends of $327,668 and $1,979,171, respectively, for Series A preferred stock.

During the years ended December 31, 2014 and 2013, there were $37,146 and $66,862 of preferred stock dividends accumulated for Series A-1 preferred stock. At December 31, 2014 and 2013, there were cumulative unpaid dividends of $37,146 and $243,440, respectively, for Series A-1 preferred stock.

Prior to the amendments described above, on or after April 30, 2012, a holder could have requested the Company to repurchase on the date which is 31 calendar days thereafter, all shares of Series A or A-1 preferred stock held by the holder for cash equal to $6 per share plus accrued and declared but unpaid dividends as of the repurchase date. The Company had the option whether or not to agree to the repurchase. If the Company had failed to repurchase the shares, the majority holders of Series A and A-1 stock would have had the right to elect the majority of the board of directors. No such holder at any time requested the Company repurchase all shares of Series A or A-1 preferred. Majority holders did not exercise the right to elect the majority of the board of directors.

After giving effect to the aforementioned amendments, on or after May 31, 2015, a holder of the Series A or A-1 preferred stock can request the Company repurchase on the date which is 30 calendar days thereafter, all shares of Series A or A-1 preferred stock held by the holder for cash equal to $6 per share plus accrued and unpaid dividends as of the repurchase date. The Company has the option whether or not to agree to the repurchase. In the event the Company fails to repurchase, or, after December 31, 2014, payment of dividends on a series of preferred stock is four quarters in arrears, the dividend rate on that series will increase to 18% and the majority holders of said series together with holders of any series of equal seniority, will have the right to elect the majority of the board of directors until such failure or arrearage is cured. At December 31, 2014, dividends on the Series A and A-1 were five and four quarters in arrears, respectively, and accordingly the dividend rate has increased to 18% for periods subsequent to that date until such time as the Company reduces the arrearages to less than four quarters.

Under both the Series A and Series A-1 certificates of designation, as a result of a prior default, the holder had the right, at any time, to convert each share of preferred stock into 3.53 (the conversion ratio) shares of common stock , or a conversion price of $1.70. The amendment to the certificate of designation of the Series A preferred stock in the first quarter of 2014 and the amendment to the certificate of designation of the Series A-1 preferred stock in the second quarter of 2014 reduced the conversion price to $1.60, resulting in each share being convertible into 3.75 shares of common stock. The conversion ratio and price are subject to adjustment when the Company declares or pays dividends, makes a distribution on common stock payable in common shares, or affects a subdivision, split, consolidation, combination, or reverse split of outstanding common shares into a greater or lesser number of common shares.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 10. - SERIES A & A-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

The Company, at its option, may require conversion of all or any pro-rata portion of shares of Series A or A-1 preferred stock outstanding into common stock at the conversion price if at any time i) the common stock is listed for trading on a national securities exchange, an inter-dealer automated quotation system, or over the counter bulletin board, ii) the Company shall have prepared and filed with the Securities and Exchange Commission a registration statement covering the shares of common stock to be issued upon due conversion of preferred stock, and such registration statement shall have been declared effective under the Securities Act of 1933, as amended, and continues to be effective, iii) during any preceding period of twenty consecutive trading days (while i) and ii) are fulfilled) the closing price equals or exceeds 150% of the conversion price, and iv) the Company is current on its dividends for that Series.

Registration Rights - In connection with the Series A-1 preferred stock subscription agreements, the Company agreed to pay the various subscribers 1/2% of the aggregate purchase price of shares acquired each month beginning on various dates between December 1, 2009 and July 1, 2010 until (i) the Company has prepared and filed a registration statement with the Securities and Exchange Commission which has been declared effective under the Securities Act or the holder is then able to sell the underlying common shares under Rule 144 promulgated pursuant to the Securities Act without volume restriction and (ii) the Company has obtained a ticker symbol and common shares are eligible to trade on the OTCBB. At December 31, 2014 and 2013, the estimated liability amounted to $122,549 and $99,851, respectively, and the resulting change for the year ended December 31, 2014 amounting to $22,698 is included as other expense in the accompanying statements of operations. The arrangement provides for no limitation as to the maximum potential consideration to be transferred.

NOTE 11. - SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Board of Directors has designated 40,000 shares of 10% convertible Series B par value $.001 preferred stock. During the year ended December 31, 2013, the Company issued 332 shares of Series B preferred for settlement of approximately $10,000 of services previously rendered, and a director exchanged 300 shares of Series B preferred for 255 shares of Series B-1 preferred.

Commencing on July 1, 2011, cumulative dividends on each share of Series B preferred accrue at a rate of 10% of the $30 liquidation amount. Dividends are payable quarterly in cash when and if declared by the Board of Directors. The dividends accrue whether or not they have been declared by the board of directors and whether or not there are profits or other funds legally available. During the years ended December 31, 2014 and 2013, $119,878 and $119,843, respectively, of preferred stock dividends accumulated for Series B preferred stock, of which the Company paid one quarter of accrued dividends on each of June 30, 2014 and September 30, 2014, amounting to a total of $59,939.

The holder of Series B preferred stock has the right, at any time, to convert each share into common stock at a conversion ratio of one share of Series B preferred stock to 30 post-split shares of common stock (i.e. at a post-split conversion price of $1 per common share). Each share of Series B preferred stock has a liquidation preference equal to $30 per share plus any accrued or declared and unpaid dividends owed to holders of shares. In the event of a liquidation, winding up, or dissolution of the Company, the Series B ranks senior to the common stock and junior to the Series A and A-1 preferred stock.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 11. - SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

The conversion ratio is subject to adjustment when the Company declares or pays dividends, makes a distribution on common stock payable in common shares, or affects a subdivision, split, consolidation, combination, or reverse split of outstanding common shares into a greater or lesser number of common shares. The original conversion price of $3 per common share is adjusted based on changes in the conversion ratio. The Series B holder would be entitled to receive the number of common stock or securities or property that such holder would have owned or been entitled to receive upon the happening of such event had the Series B preferred been converted immediately prior to the record or effective date of such event. As a result of a split during 2012, the original conversion price was reduced from $3 per common share to $1 per post-split common share.

The Company, at its option, may require conversion of all or any pro-rata portion of shares of Series B preferred stock outstanding into common stock if at any time (i) the common stock is listed for trading on a national securities exchange, an inter-dealer automated quotation system, or over the counter bulletin board, (ii) the Company shall have prepared and filed with the Securities and Exchange Commission a registration statement covering the shares of common stock to be issued upon due conversion of preferred stock, and such registration statement shall have been declared effective under the Securities Act of 1933, (iii) during any preceding period of twenty consecutive trading days (while (i) and (ii) are fulfilled) the closing price equals or exceeds 166 2/3% of the conversion price then in effect, and (iv) the Company is current on its dividends on the Series B preferred stock. The holders of Series B preferred stock have the right to one vote for each share of common stock into which such share of preferred stock could then be converted.

On or after May 31, 2016, a holder can request the Company repurchase on the date which is 30 calendar days thereafter, all shares of Series B preferred stock held by the holder for cash equal to $30 per share plus accrued and unpaid dividends as of the repurchase date. The Company has the option whether or not to agree to the repurchase. In the event the Company fails to repurchase, or payment of Series B dividends is six quarters in arrears, the dividend rate will increase to 18%, the majority holders of Series B preferred stock have the right to elect the majority of the board of directors, and the post-split conversion price shall decrease to $0.85. At December 31, 2014, the Company became six quarters in arrears and, as a result, the conversion price decreased to $0.85. In addition, the dividend rate has increased to 18% for periods subsequent to December 31, 2014 until such time as the Company reduces the arrearages to less than six quarters.

Warrants - In connection with the Series B preferred stock subscription agreements, purchasers’ acquired ten detachable warrants for each share of purchased Series B preferred. Each warrant entitles the holder to acquire three shares of $.001 par value common stock at a post-split exercise price of $1 per common share, and expires on the earlier of March 31, 2015 or such date after June 30, 2012 at which i) the common stock is listed on the OTCBB and ii) the shares to be acquired by exercise of the warrants have been registered under the Securities Act of 1933, for 60 consecutive days. If the Company subdivides or combines its common stock, issues or pays the holders of common stock, or take a record of the holders of common stock for the purpose of entitling them to receive a dividend payable in or distribution of common stock, the number of shares of common stock purchasable upon exercise of the warrant and the warrant price shall be proportionally adjusted. On March 31, 2015 all of the warrants expired unexercised.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 11. - SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

Registration rights - In connection with the Series B preferred stock subscription agreement, the Company agreed to pay subscribers 1/2% of the liquidation preference of shares held by subscribers each month beginning on dates varying from January 1, 2012 to September 1, 2012 until i) the common shares are eligible for trading on the OTCBB and ii) the common shares issuable upon conversion of the shares shall be registered under the Securities Act of 1933 or the subscriber is able to sell such common shares under Rule 144. Because the transfer of consideration is probable and reasonably estimable at inception of the arrangement, the contingent liability related to registration rights were included in the allocation of proceeds in accordance with GAAP at the time of subscription, and subsequent changes in the estimated liability were expensed in the statement of operations. As of December 31, 2014 and 2013, the estimated liability amounted to $212,401 and $150,489, respectively, and the change in estimated liability during the years ending December 31, 2014 and 2013, amounting to $61,912 and $15,673, respectively, is included in other expense of the accompanying statements of operations. The arrangement provides for no limitation as to the maximum potential consideration to be transferred.

NOTE 12. - SERIES B-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK

In November 2012, the Board of Directors designated 20,000 shares of 10% convertible Series B-1 par value $.001 preferred stock. In connection therewith, the Company has offered units (“B-1 Units”) each consisting of one share of Series B-1 convertible preferred stock and fifty common stock warrants exercisable at $1.00 per share at $35/unit. In March 2014, the certificate of designation was amended to increase the shares designated to 80,000. At December 31, 2014 there were 40,650 shares of Series B-1 convertible preferred stock (including shares issued in lieu of cash dividends) and 1,938,950 warrants outstanding. During the years ended December 31, 2014 and 2013, the Company issued 18,689 and 19,518 shares of Series B-1 preferred and 934,450 and 975,900 warrants for net proceeds of $654,090 and $683,105 (which includes conversion of $96,040 of prior year advances), respectively. In addition, in 2013 a director exchanged 300 shares of Series B preferred for 255 shares of Series B-1 preferred.

The holder of Series B-1 preferred stock has the right, at any time, to convert each share into common stock at a conversion ratio of one share of Series B-1 preferred stock to 50 shares of common stock at a conversion price of $.70 per common share. Each share of Series B-1 preferred stock has a liquidation preference equal to $35 per share plus any accrued or declared and unpaid dividends owed to holders of shares. In the event of a liquidation, winding up, or dissolution of the Company, the Series B-1 ranks senior to the common stock, junior to the Series A and A-1 preferred stock, and equal to the Series B preferred stock.

Commencing December 31, 2012, cumulative dividends on each share accrue at a rate of 10% of the $35 liquidation amount. Dividends are payable quarterly in cash when and if declared by the Board of Directors. The dividends accrue whether or not they have been declared by the board of directors and whether or not there are profits or other funds legally available. Through March 31, 2014, dividends not declared by the board of directors prior to the relevant dividend payment date were payable in shares of Series B-1 preferred stock. During the years ended December 31, 2014 and 2013, dividends of $21,625 and $34,378, respectively, were paid by the issuance of 618 and 982 shares, respectively, of Series B-1 preferred. During the year ended December 31, 2014, there were $90,081 of additional preferred stock dividends accumulated for Series B-1 preferred stock which remain outstanding.

The conversion ratio is subject to adjustment when the Company declares or pays dividends, makes a distribution on common stock payable in common shares, or affects a subdivision, split, consolidation, combination, or reverse split of outstanding common shares into a greater or lesser number of common shares. The conversion price of $.70 is adjusted based on changes in the conversion ratio. The Series B-1 holder would be entitled to receive the number of common stock or securities or property that such holder would have owned or been entitled to receive upon the happening of such event had the Series B-1 preferred been converted immediately prior to the record or effective date of such event.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 12. - SERIES B-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

The Company, at its option, may require conversion of all or any prorata portion of shares of Series B-1 preferred stock outstanding into common stock if at any time (i) the common stock is listed for trading on a national securities exchange, an inter-dealer automated quotation system or (as noted in the respective subscription agreement) or either (x) the OTCBB or (y) the OTC Pinks, (ii) the Company shall have prepared and filed with the Securities and Exchange Commission a registration statement covering the shares of common stock to be issued upon due conversion of preferred stock, and such registration statement shall have been declared effective under the Securities Act of 1933, (iii) during any preceding period of twenty consecutive trading days (while (i) and (ii) are fulfilled) the closing price equals or exceeds 157 1/7% of the conversion price then in effect, and (iv) the Company is current on its dividends on the Series B-1 preferred stock. The holders of Series B-1 preferred stock have the right to one vote for each share of common stock into which such share of preferred stock could then be converted.

On or after August 31, 2017, a holder can request the Company repurchase on the date which is 30 calendar days thereafter, all shares of Series B-1 preferred stock held by the holder for cash equal to $35 per share plus accrued and unpaid dividends as of the repurchase date. The Company has the option whether or not to agree to the repurchase. In the event the Company fails to repurchase or payment of Series B-1 dividends is six quarters in arrears, the dividend rate will increase to 18%, the majority holders of Series B-1 preferred stock have the right to elect the majority of the board of directors, and the conversion price shall decrease to $.595. As of December 31, 2014, dividends on Series B-1 were three quarters in arrears.

Warrants - Each warrant entitles the holder to acquire one share of $.001 par value common stock at a post-split exercise price of $1 per common share, and expires on the earlier of March 31, 2016 or such date at which i) the common stock is listed on the OTCBB and ii) the shares to be acquired by exercise of the warrants have been registered under the Securities Act of 1933, for 60 consecutive days. If the Company subdivides or combines its common stock, issues or pays the holders of common stock, or take a record of the holders of common stock for the purpose of entitling them to receive a dividend payable in or distribution of common stock, the number of shares of common stock purchasable upon exercise of the warrant and the warrant price shall be proportionally adjusted.

Because the warrants were issued in conjunction with the Series B-1 preferred stock, the proceeds of the offering were allocated between the Series B-1 preferred and the warrants based on the relative fair value of each instrument. The assumed value of the Series B-1 preferred was determined based on the fair value of the underlying common shares and the fair value of the warrants was valued using the Black-Scholes option pricing model. During the years ended December 31, 2014 and 2013, the gross proceeds from sales of the Series B-1 preferred units amounted to $654,090 and $683,105, respectively, of which $73,722 and $95,828 were allocated to the warrants, respectively. As there is an accumulated deficit, the allocation of the warrants was recognized as additional paid-in capital.

Registration rights -In connection with the Series B-1 preferred stock subscription agreement, the Company agreed to pay subscribers 1/2% of the liquidation preference of shares held by subscribers each month beginning on dates varying from July 1, 2013 through September 8, 2015 until (i) the common shares are eligible for trading on either the OTCBB or OTC Pinks, as noted in the respective subscription agreement, and ii) the common shares issuable upon conversion of the shares shall be registered under the Securities Act of 1933 or the subscriber is able to sell such common shares under Rule 144. Because the transfer of consideration is probable and reasonably estimable at inception of the arrangement, the contingent liability related to registration rights will be included in the allocation of proceeds in accordance with GAAP. During the years ended December 31, 2014 and 2013, conversion of advances and gross proceeds from Series B-1 preferred amounted to $654,090 and $683,105, of which $0 and $4,401 was allocated to the registration rights as a liability and a reduction of additional paid-in capital on the accompanying balance sheet at the time of issuance.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 12. - SERIES B-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

As of December 31, 2014 and 2013, the estimated liability amounted to $69,850 and $9,796, respectively, and the change in estimated liability during the years ending December 31, 2014 and 2013, of $60,054 and $4,196, respectively is included in other expense on the accompanying statement of operations during the years ended December 31, 2014 and 2013. The arrangement provides for no limitation as to the maximum potential consideration to be transferred.

Beneficial Conversion Feature - The effective conversion price of the Series B-1 was at a price lower than the market price of the common stock at the date of the issuance, resulting in a non-cash beneficial conversion feature of $101,398 and $100,229 during the years ended December 31, 2014 and 2013, respectively. As there is an accumulated deficit, this beneficial conversion feature was recognized as additional paid-in capital.

NOTE 13. - COMMON STOCK

The following is a summary of warrants outstanding and exercisable at December 31, 2014 and 2013 and activity during the years then ended:

	2014		2013
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding January 1	2,109,364	$1.00	1,073,464	$1.00
Granted during the year	934,450	1.00	1,035,900	0.99
Exercised	-	-	-	-
Expired	-	-	-	-

Outstanding at December 31	3,043,814	$1.00	2,109,364	$1.00

Exercisable at December 31	3,043,814	$1.00	2,109,364	$1.00

Weighted average months remaining		11.47		21.91

See Note 11. Series B Convertible Preferred Stock and Note 12. Series B-1 Convertible Preferred Stock related to warrants granted during the years ended December 31, 2014 and 2013. In addition, the Company issued 60,000 warrants to a consultant in October 2013 vesting immediately with an expiration date in October 2018 and an exercise price of $0.75 per share of underlying common stock. The Company recorded $25,142 as a prepaid expense and additional paid-in capital based on the fair value of the warrants granted using the Black-Scholes option pricing model and amortized $9,428 and $15,714 into selling, general and administrative expenses as services were rendered during the years ended December 31, 2014 and 2013, respectively.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 14. - STOCK BASED COMPENSATION

During 2006, the Board of Directors authorized the creation of a pool of 1,200,000 stock options to purchase shares of the Company's common stock for grant to officers and salaried employees of the Company, members of the Board of Directors, consultants, and any other key employees as determined by the Board of Directors as an incentive to remain in the service of the Company, enhance the long-term performance of the Company, and to acquire a proprietary interest in the success of the Company. Awards of these options shall be determined by the Board of Directors or an authorized committee thereof. The right to grant options under the plan expires in 2016.

During the year ended December 31, 2008, the Board of Directors authorized the grant of stock options to an employee to purchase 199,992 shares of the Company's common stock at an exercise price of $2, which vested fully prior to 2013. These options expired unexercised during the year ended December 31, 2013.

In July 2014, the Company granted a director 60,000 five year options to purchase common stock at an exercise price of $0.725 per share, of which 12,000 options vested on the grant date, and 12,000 vest in each of October 2014, January 2015, April 2015 and July 2015. The value of the options was determined to be $16,962 using the Black Scholes pricing model. During the year ended December 31, 2014, $9,386 of the amount has been recognized. Unrecognized stock based compensation expense amounted to $7,576 as of December 31, 2014.

NOTE 15. - COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office and warehouse space under an operating lease which expires on July 31, 2015. Rent expense for the lease for the years ended December 31, 2014 and 2013 amounted to $103,377 and $96,822, respectively. Aggregate future minimum lease payments under the non-cancelable operating lease are $62,658 for the year ended December 31, 2015. The Company has made a $12,253 security deposit included within other assets in the accompanying balance sheets as of December 31, 2014 and 2013.

In July 2014, the Company entered into an agreement to lease a new gyrotron and associated equipment from a vendor pursuant to a capital lease. The lease requires four payments aggregating $220,000, of which $40,000 is due up-front, $45,000 is due upon successful launch (anticipated in the third quarter of 2015), and $75,000 and $60,000 is due at the first and second anniversary of launch, respectively. The lease contains a $1 bargain purchase option following the completion of payments made by the Company. As of December 31, 2014, the Company paid $40,000 up-front, which is included in machinery and equipment in the accompanying balance sheet. The term of the lease begins when the equipment is commissioned at the Bensalem, Pennsylvania facility, which has not occurred as of December 31, 2014.

Claims - The Company is subject to a claim arising in the normal course of business. In the opinion of management, the amount of the ultimate liability, if any, with respect this action will not have a material adverse effect on the financial position, results of operation or cash flow of the Company.

Revenue Arrangements - During 2011, the Company leased equipment from a vendor under a capital lease for 3 years, which was delivered during the year ended December 31, 2012.

Following the final lease payment, ownership of the equipment transferred to the customer. Accordingly, the cost related to the above capital lease and other equipment acquired is included in cost of revenue as related revenue is recognized. The terms of the agreement with the customer also involve the sale of non-leased equipment and allow for additional billings related to installation, integration, and training, as well as future royalties related to usage of the equipment.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 15. - COMMITMENTS AND CONTINGENCIES (CONTINUED)

In accordance with Accounting for Multiple-Deliverable Revenue Arrangements (ASC 805), the significant deliverables qualify as separate units of accounting. In conjunction with the agreement, the customer could return the equipment if acceptance criteria was not met for a partial refund. ASC 805 states the amount of revenue allocable to the delivered unit or units of accounting is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions. All of the equipment under this agreement was delivered during the year ended December 31, 2012 and customer acceptance occurred in the first quarter of 2013, at which time deferred revenue in the amount of $210,000 was recognized as revenue and customer contracts in progress in the amount of $200,000 was recognized as cost of revenue.

During the years ended December 31, 2014 and 2013, revenue related to two customers represented approximately 100% and 96% of total revenue, respectively.

NOTE 16. - SUBSEQUENT EVENTS

In February 2015, the Company entered into an agreement to purchase a cryomagnet for $134,700 of which $40,410 was paid, $40,410 will be due 30 days after delivery (expected by the third quarter of 2015), $26,940 will be due 6 months after successful provisional acceptance testing, and $26,940 will be due 18 months after successful provisional acceptance testing.

In April 2015, the Board of Directors designated 8,750 shares of 10% Convertible Series A-2 par value $.001 preferred stock.

Each share of Series A-2 preferred stock has a liquidation preference of $35 per share and is convertible into 50 shares of common stock (a conversion price of $.70 per common share). In the event of a liquidation, winding up, or dissolution of the Company, the Series A-2 ranks senior to Series B and B-1 and equal to the Series A and A-1 preferred stock. Holders of Series A-2 preferred stock have the right to one vote for each share of common stock into which such share of preferred stock could then be converted.

Cumulative dividends accrue on the A-2 preferred stock at a rate of 10% of the $35 liquidation amount and are payable quarterly when and if declared by the Board of Directors. Through September 30, 2016, dividends are paid in kind, if they are not paid in cash.

Under certain conditions, the Company, at its option, may require conversion of all or any prorata portion of the Series A-2 preferred stock outstanding into common stock if such stock is registered and for twenty consecutive trading days the closing price equals or exceeds 150% of the conversion price then in effect, and the Company is current on its dividends on the Series A-2 preferred stock.

On or after May 31, 2020, a holder can request the Company repurchase, on the date which is 30 calendar days thereafter, all shares of Series A-2 preferred stock held by the holder for cash equal to $35 per share plus accrued and unpaid dividends as of the repurchase date. The Company has the option whether or not to agree to the repurchase. In the event the Company fails to repurchase or payment of Series A-2 dividends is six quarters in arrears, the dividend rate will increase to 18% and the majority holders of Series A-2 preferred stock, voting together with holders of other equally ranking preferred stock, have the right to elect the majority of the board of directors.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2014

NOTE 16. - SUBSEQUENT EVENTS (CONTINUED)

The Company is offering units (“A-2 Units”) consisting of (i) one share of A-2 preferred stock and (ii) 25 warrants to purchase one share of common stock through December 15, 2016 at $1.00 (“Series ‘15-I” warrants”), at a price of $35/unit . Subsequent to December 31, 2014, the Company has sold 1,285 units for gross proceeds of $45,000. Additionally, a director and his affiliates advanced $53,000 to the Company and the Company expects that a substantial portion of such advances will be converted into A-2 Units.

Purchasers of 7,913 of the Series B-1 units have certain rights which will allow them to convert their B-1 Units into A-2 Units at their discretion if the Company sells in excess of $50,000 of A-2 Units. The Company has agreed with a holder of 5,000 Series B-1 units that in lieu of exercising such right, he will waive such right and the Company will issue him 250,000 Series ‘15- I warrants in exchange for 250,000 warrants expiring March 15, 2016 that such holder acquired as part of his purchase of Series B-1 units. The Company may enter into like agreements with the holders of the remaining 2,913 B-1 units having the aforementioned rights.

