Form 10-Q
period 2015-03-31
GYROTRON TECHNOLOGY INC
filed 2015-05-20
CIK 1369795

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-55294

GYROTRON TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0382375
(State of incorporation)	(I.R.S. Employer Identification No.)

3412 Progress Drive

Bensalem, Pennsylvania 19020

 (Address of Principal Executive Offices, Zip Code)

(215)-244-4740

 (Registrant's Telephone Number, Including Area Code)

 __________________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 19, 2015, 14,414,058 shares of common stock, par value $0.001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYROTRON TECHNOLOGY, INC

BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$2,910	$29,316
Accounts receivable-net	1,240	520
Prepaid expenses and other current assets	1,580	1,580
Customer contract in progress	8,800	-
Total current assets	14,530	31,416

Machinery and equipment-net	44,799	47,362
Patents-net	48,806	51,353
Other assets	12,253	12,253
Total assets	$120,388	$142,384

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Unearned revenue	$20,000	$-
Loan - stockholders	85,000	85,000
Advances from stockholders	50,000	-
Accounts payable	96,349	70,145
Accrued expenses and other liabilities	35,077	14,810
Accrued employee compensation	390,138	364,105
Registration rights obligation	404,800	404,800
Total current liabilities	1,081,364	938,860

Commitments and contingencies (Note 12)

Redeemable preferred stock
1,000,000 shares authorized, $0.001 par value
Series A: 450,000 shares designated, 436,774 outstanding	3,066,241	2,948,312
Series A-1: 125,000 shares designated, 61,910 outstanding	425,322	408,606
Series B: 40,000 shares designated, 39,959 outstanding	1,432,496	1,378,552
Series B-1: 80,000 shares designated, 40,650 outstanding	1,543,843	1,512,829
Total redeemable preferred stock	6,467,902	6,248,299

Stockholders' deficiency
Common stock, 25,000,000 shares authorized, $0.001 par value,
15,222,024 shares issued and
14,414,058 shares outstanding	15,222	15,222
Additional paid-in capital	2,930,719	3,146,932
Accumulated deficit	(9,984,116)	(9,816,226)
	(7,038,175)	(6,654,072)
Treasury stock, 807,966 shares, at cost	(390,703)	(390,703)
Total stockholders' deficiency	(7,428,878)	(7,044,775)

Total liabilities, redeemable preferred stock
and stockholders' deficiency	$120,388	$142,384

See accompanying notes

GYROTRON TECHNOLOGY, INC

STATEMENTS OF OPRATIONS

For The Three Months Ended March 31, 2015

(Unaudited)

	2015	2014

Revenues	$1,043	$960

Cost of revenues	-	-

Gross profit	1,043	960

Operating expenses:
Selling, general and administrative	148,933	225,375
Research and development	19,800	28,135
Total operating expenses	168,733	253,510

Operating loss	(167,690)	(252,550)

Other expense:
Interest and penalties expense	(200)	-
Registration rights obligation	-	(48,968)

Net loss	(167,890)	(301,518)

Redeemable preferred stock accretion and dividends	(219,603)	(214,463)

Net loss attributable to common stockholders	$(387,493)	$(515,981)

Loss per common share-basic and diluted	$(0.03)	$(0.04)

Weighted average common shares outstanding-basic and diluted	14,414,058	12,394,303

See accompanying notes

GYROTRON TECHNOLOGY, INC

STATEMENTS OF CASH FLOW

For The Three Months Ended March 31, 2015

(Unaudited)

	2015	2014

Cash flows from operating activities:
Net loss	$(167,890)	$(301,518)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	5,110	23,027
Stock based compensation	3,390	-
Loan Receivable, officer, forgiven	-	24,155
(Increase) decrease in assets:
Accounts receivable	(720)	(965)
Customer contract in progress	(8,800)	-
Prepaid expenses and other current assets	-	21,307
Increase (decrease) in liabilities:
Unearned revenue	20,000	-
Accounts payable	26,204	6,628
Accrued expenses and other liabilities	20,267	10,524
Accrued employee compensation	26,033	4,477
Registration rights obligation	-	48,968
Net cash used by operating activities	(76,406)	(163,397)

Cash flows from investing activities:
Payments for patents	-	(2,750)
Cash flows used by investing activities	-	(2,750)

Cash flows from financing activities:
Repayments of note payable	-	(650)
Proceeds from sale of redemable preferred stock	-	362,050
Proceeds from advances from stockholders	50,000	-
Proceeds from repayment of loan receivable - director	-	8,000
Net cash provided by financing activities	50,000	369,400

Net (decrease) increase in cash	(26,406)	203,253

Cash - beginning of period	29,316	60,082

Cash - end of period	$2,910	$263,335

Supplemental disclosure of non-cash financing activities:
Common stock issued in payment of accumulated and declared
dividends on Series A Preferred	$-	$1,913,479
Redeemable preferred dividend accrual	$219,603	$126,397
Series B-1 preferred dividends paid by issuance of Series B-1 shares	$-	$21,625
Allocation of Series B-1 redeemable preferred stock proceeds
to beneficial conversion feature and warrants	$-	$88,066
Accretion of Series B-1 redeemable preferred	$-	$88,066

 See accompanying notes

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 1. – BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description - Gyrotron Technology, Inc. (the "Company") is incorporated under the business laws of Delaware. The Company develops and seeks to license unique industrial technologies primarily to the glass, semiconductor, food, footwear, adhesives and plastics industries, providing a novel method for heating for industrial processing. It also develops, licenses, and seeks to sell autoclave-free laminating systems. The Company is organized and managed as a single operating segment.

Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8.03 of Regulation S-X for smaller reporting companies. Accordingly, these statements do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows with respect to the interim financial statements have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Form 10-K for the fiscal year ended December 31, 2014.

Liquidity and Management Plans - As shown in the accompanying financial statements, the Company incurred a net loss for the three months ended March 31, 2015 and 2014 of $167,890 and $301,518, respectively, had negative working capital of $1,066,834 and stockholders' deficiency of $7,428,878 at March 31, 2015. Further, cash used in operating activities during the three months ended March 31, 2015 amounted to $76,406. The Company is expected to continue to incur losses throughout the remainder of 2015. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

The Company's business strategy is to overcome these losses through commercialization and continued development of (i) applications for the gyrotron beam which will be marketed and monetized through licensing, engineering consulting and servicing and (ii) the lamination system.

The Company's management and Board of Directors have obtained additional funding after March 31, 2015 (see Note 13) and intend to obtain additional funding for general working capital needs and professional fees through private placement of its equity securities. The Company will continually evaluate funding options including additional offerings of its securities to investors. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

Accounts Receivable - The Company grants credit to substantially all of its customers, and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to $3,218 at March 31, 2015 and December 31, 2014.

Machinery and Equipment - Machinery and equipment are stated at cost net of accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets using straight-line and accelerated methods for both financial statement and income tax reporting purposes. Maintenance and repairs are charged to operations as incurred; significant betterments are capitalized. Depreciation expense amounted to $2,563 and $20,529 for each of the three months ended March 31, 2015 and 2014, respectively and is included within operating expenses in the accompanying statements of operations.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 1. – BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Patents - The Company capitalizes costs relative to patent applications. Patents are recorded at acquired cost and amortized over their estimated useful economic life of 15 years, beginning at the date of issuance. Costs incurred to renew or extend the term of recognized patents, including annuities and fees, are expensed as incurred.

Impairment of Long-Lived Assets - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flow or appraised values, depending on the nature of the assets. There was no impairment of long-lived assets during the three months ended March 31, 2015 and 2014.

Income Taxes - The Company recognizes estimated income taxes payable or refundable on income tax returns for the current year and the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income items is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Share-Based Payments - The Company accounts for stock option awards granted in accordance with Share-Based Payments Topic of the FASB Accounting Standards Codification (ASC) 718. Under ASC 718, compensation expense related to stock based payments is recorded over the requisite service period based on the grant date fair value of the awards. The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The Black-Scholes model requires the use of assumptions which determine the fair value of stock-based awards, including the option's expected term and the price volatility of the underlying stock.

Treasury Stock - The Company accounts for treasury stock under the cost method, which requires the Company to record the shares as a reduction to equity at the purchased amount.

Revenue Recognition - In accordance with Revenue Recognition Topic of the FASB Accounting Standards Codification (ASC) 805, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the Company's price to the customer is fixed or determinate, and collectability is reasonably assured.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 1. – BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As of March 31, 2015, after giving effect to the expiration of the Series B warrants (see Note 8), there were the following common shares underlying securities that could potentially dilute future earnings:

Preferred A stock	1,637,903
Preferred A-1 stock	232,163
Preferred B stock	1,410,315
Preferred B-1 stock	2,032,497
Preferred B-1 warrants	1,938,952
Other warrants	60,000
Stock options	60,000
7,371,830

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

Fair Value of Financial Instruments -The carrying amount of cash, receivables, accounts payable and accrued expenses and other liabilities are reasonable estimates of their fair value due to their short maturity.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 1. – BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 2. – LOAN RECEIVABLE, OFFICER

The Company had a non-interest bearing loan to an officer that is due on demand. During May 2014, the Company forgave the loan receivable from an officer in the amount of $24,155. Accordingly, the receivable was reserved for during the three months ended March 31, 2014.

NOTE 3. – MACHINERY AND EQUIPMENT

The components of machinery and equipment are as follows:

	Estimated	March 31,	December 31,
	Useful Life	2015	2014

Machinery and equipment	5 to 7 years	$882,338	$882,338
Furniture and fixtures	5 to 7 years	25,874	25,874
Deposit on capital lease		40,000	40,000
		948,212	948,212
Less accumulated depreciation		(903,413)	(900,850)

		$44,799	$47,362

NOTE 4. – PATENTS

The components of patents are as follows:

	March 31,	December 31,
	2015	2014

Patents	$153,607	$153,607
Less accumulated amortization	(104,801)	(102,254)

	$48,806	$51,353

The Company amortizes patent costs on a straight-line basis over the expected period of benefit of the related capitalized expenditures. Amortization expense amounted to $2,547 and $2,498 for the three months ended March 31, 2015 and 2014, respectively. Amortization expense for the next five years is expected to be approximately $10,000 per year for 2015 through 2016, approximately $6,000 in 2017, approximately $4,000 in 2018 and approximately $21,000 thereafter.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 5. – STOCKHOLDER LOANS AND ADVANCES FROM STOCKHOLDERS

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

During the three months ended March 31, 2015, a director and his affiliates advanced $50,000 to the Company that bear no interest. The Company expects that a substantial portion of such advances will be converted into A-2 Units (see Note 13).

NOTE 6. – REDEEMABLE PREFERRED STOCK

As further detailed below, holders of Series A, A-1, B and B-1 redeemable convertible preferred stock can take control of the board of directors in the event the Company does not accept a redemption request or the Company fails to pay dividends. In addition, a majority of the current members of the board of directors own various classes of preferred shares. As a result, these instruments have conditions for their redemption that are not within the control of the Company. Accordingly, the fair value of the Series A, A-1, B and B-1 redeemable convertible preferred stock are recorded outside of stockholders’ deficiency as temporary equity in the mezzanine section of the balance sheet. The Company recognizes changes in the redemption value of the convertible preferred stock immediately as they occur, and the carrying amount of the instrument is adjusted to equal the redemption value at the end of each reporting period. The adjustment to record preferred stock at its redemption value was charged to the redeemable convertible preferred stock carrying value and additional paid in capital for the three months ended March 31, 2015 and is further detailed in the following schedule:

	Series A	Series A-1	Series B	Series B-1	Total
Fair Value of Redeemable Preferred Stock as of December 31, 2014	$2,948,312	$408,606	$1,378,552	$1,512,829	$6,248,299
Dividends accumulated	117,929	16,716	53,944	31,014	219,603
Fair Value of Redeemable Preferred Stock as of March 31, 2015	$3,066,241	$425,322	$1,432,496	$1,543,843	$6,467,902

NOTE 7. – SERIES A & A-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 7. – SERIES A & A-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

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

In January 2014, the Company amended the certificate of designation of the Series A Preferred with the effect of satisfying cumulative unpaid dividends through September 30, 2013 with common stock at the rate of one common share per $0.65 of dividends, and reducing the dividend rate to 10% from 18% beginning October 1, 2013. As a result of the board of directors’ declaration of dividends in February 2014, $1,913,479 of cumulative dividends were satisfied by the issuance of 2,943,837 shares of common stock. These shares were issuable at March 31, 2015 and December 31, 2014, and a portion of these shares have not been issued for administrative reasons. Accordingly, the presentation in these financial statements considers these shares as effectively issued.

In May 2014, the Company amended the certificate of designation of the Series A-1 Preferred with the effect of satisfying cumulative unpaid dividends through December 31, 2013 with common stock at the rate of one common share per $0.65 of dividends, and reducing the dividend rate to 10% from 18% beginning January 1, 2014. As a result of the board of directors’ declaration of dividends in June 2014, $243,440 of cumulative dividends were satisfied with 374,523 shares of common stock. These shares were issuable at March 31, 2015 and December 31, 2014, and a portion of them had not been issued for administrative reasons. Accordingly, the presentation in these financial statements considers these shares as effectively issued.

During the three months ended March 31, 2015 and 2014, $117,929 and $65,516, respectively, of preferred stock dividends accumulated for Series A preferred stock. At March 31, 2015 and December 31, 2014, there were cumulative unpaid dividends of $445,597 and $327,668, respectively, for Series A preferred stock.

During the three months ended March 31, 2015 and 2014, $16,716 and $9,287 of preferred stock dividends accumulated for Series A-1 preferred stock respectively. At March 31, 2015 and December 31, 2014, there were cumulative unpaid dividends of $53,862 and $37,146, respectively, for Series A-1 preferred stock.

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

After giving effect to the aforementioned amendments, on or after May 31, 2015, a holder of the Series A or A-1 preferred stock can request the Company repurchase on the date which is 30 calendar days thereafter, all shares of Series A or A-1 preferred stock held by the holder for cash equal to $6 per share plus accrued and unpaid dividends as of the repurchase date. The Company has the option whether or not to agree to the repurchase. In the event the Company fails to repurchase or, after December 31, 2014, payment of dividends is four quarters in arrears, the dividend rate will increase to 18% and the majority holders of said series of preferred stock will have the right to elect the majority of the board of directors. At March 31, 2015, dividends on the Series A and A-1 were six and five quarters in arrears, respectively, and accordingly the dividend rate has increased to 18% for periods subsequent to that date until such time as the Company reduces the arrearages to less than four quarters.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 7. – SERIES A & A-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

Under both the Series A and Series A-1 certificates of designation, the holder has the right, at any time, to convert each share of preferred stock into 3.75 (the conversion ratio) shares of common stock , or a conversion price of $1.60. The conversion ratio and price are subject to adjustment when the Company declares or pays dividends, makes a distribution on common stock payable in common shares, or affects a subdivision, split, consolidation, combination, or reverse split of outstanding common shares into a greater or lesser number of common shares.

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

Registration Rights - In connection with the Series A-1 preferred stock subscription agreements, the Company agreed to pay the various subscribers 1/2% of the aggregate purchase price of shares acquired each month beginning on various dates between December 1, 2009 and July 1, 2010 until i) the Company has prepared and filed a registration statement with the Securities and Exchange Commission which has been declared effective under the Securities Act or the holder is then able to sell the underlying common shares under Rule 144 promulgated pursuant to the Securities Act and ii) the Company has obtained a ticker symbol and common shares are eligible to trade on the OTCBB. At March 31, 2015 and December 31, 2014, the estimated liability amounted to $122,549. The change for the three months ended March 31, 2014 amounting to $8,374 is included as other expense in the accompanying statements of operations. The arrangement provides for no limitation as to the maximum potential consideration to be transferred.

NOTE 8. – SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Board of Directors has designated 40,000 shares of 10% convertible Series B par value $.001 preferred stock.

Commencing on July 1, 2011, cumulative dividends on each share accrue at a rate of 10% of the $30 liquidation amount. Dividends are payable quarterly in cash when and if declared by the Board of Directors. The dividends accrue whether or not they have been declared by the board of directors and whether or not there are profits or other funds legally available. During the three months ended March 31, 2015 and 2014, $53,944 and $29,969, respectively, of preferred stock dividends accumulated for Series B preferred stock. At March 31, 2015 and December 31, 2014, there were cumulative unpaid dividends of $233,726 and $179,782, respectively, for the Series B preferred stock.

Each share of Series B preferred stock has a liquidation preference equal to $30 per share plus any accrued or declared and unpaid dividends owed to holders of shares. In the event of a liquidation, winding up, or dissolution of the Company, the Series B ranks senior to the common stock and junior to the Series A and A-1 preferred stock.

The holder of Series B preferred stock has the right, at any time, to convert each share into common stock at a conversion ratio of one share of Series B preferred stock to 30 shares of common stock conversion price of $1 per common share. The conversion ratio is subject to adjustment when the Company declares or pays dividends, makes a distribution on common stock payable in common shares, or affects a subdivision, split, consolidation, combination, or reverse split of outstanding common shares into a greater or lesser number of common shares. The Series B holder would be entitled to receive the number of common stock or securities or property that such holder would have owned or been entitled to receive upon the happening of such event had the Series B preferred been converted immediately prior to the record or effective date of such event.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 8. – SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

The Company, at its option, may require conversion of all or any pro-rata portion of shares of Series B preferred stock outstanding into common stock if at any time i) the common stock is listed for trading on a national securities exchange, an inter-dealer automated quotation system, or over the counter bulletin board, ii) the Company shall have prepared and filed with the Securities and Exchange Commission a registration statement covering the shares of common stock to be issued upon due conversion of preferred stock, and such registration statement shall have been declared effective under the Securities Act of 1933, iii) during any preceding period of twenty consecutive trading days (while i) and ii) are fulfilled) the closing price equals or exceeds 166 2/3% of the conversion price then in effect, and iv) the Company is current on its dividends on the Series B preferred stock. The holders of Series B preferred stock have the right to one vote for each share of common stock into which such share of preferred stock could then be converted.

On or after May 31, 2016, a holder can request the Company repurchase on the date which is 30 calendar days thereafter, all shares of Series B preferred stock held by the holder for cash equal to $30 per share plus accrued and unpaid dividends as of the repurchase date. The Company has the option whether or not to agree to the repurchase. In the event the Company fails to repurchase or payment of Series B dividends is six quarters in arrears, the dividend rate will increase to 18%, the majority holders of Series B preferred stock have the right to elect the majority of the board of directors, and the post-split conversion price decreases to $0.85. At December 31, 2014, the Company became six quarters in arrears and, as a result, the conversion price decreased to $0.85. In addition, the dividend rate has increased to 18% for periods subsequent to December 31, 2014 until such time as the Company reduces the arrearages to less than six quarters.

Warrants - In connection with the Series B preferred stock subscription agreements, purchasers’ acquired ten detachable warrants for each share of purchased Series B preferred. Each warrant entitles the holder to acquire three shares of $.001 par value common stock at an exercise price of $1 per common share, and expires on the earlier of March 31, 2015 or such date after June 30, 2012 at which i) the common stock is listed on the OTCBB and ii) the shares to be acquired by exercise of the warrants have been registered under the Securities Act of 1933, for 60 consecutive days. All of these warrants expired unexercised on March 31, 2015.

Registration rights - In connection with the Series B preferred stock subscription agreement, the Company agreed to pay subscribers 1/2% of the liquidation preference of shares held by subscribers each month beginning on dates varying from January 1, 2012 to September 1, 2012 until i) the common shares are eligible for trading on the OTCBB and ii) the common shares issuable upon conversion of the shares shall be registered under the Securities Act of 1933 or the subscriber is able to sell such common shares under Rule 144. Because the transfer of consideration is probable and reasonably estimable at inception of the arrangement, the contingent liability related to registration rights were included in the allocation of proceeds in accordance with GAAP.

As of March 31, 2015 and December 31, 2014, the estimated liability amounted to $212,401. The change in the estimated liability for the three months ended March 31, 2014 amounting to $23,509 is included in other expense of the accompanying statements of operations. The arrangement provides for no limitation as to the maximum potential consideration to be transferred.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 9. – SERIES B-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK

In November 2012, the Board of Directors designated 20,000 shares of 10% convertible Series B-1 par value $.001 preferred stock. In connection therewith, for each $35 of consideration, the Company offered one unit consisting of one share of Series B-1 convertible preferred stock and 50 common stock warrants exercisable at $1.00 per share. In March 2014, the certificate of designation was amended to increase in the shares designated to 80,000. During the three months ended March 2014 the Company issued 10,345 shares of Series B-1 preferred and 517,250 warrants for proceeds of $362,050.

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

Commencing December 31, 2012, cumulative dividends on each share accrue at a rate of 10% of the $35 liquidation amount. Dividends are payable quarterly in cash when and if declared by the Board of Directors. The dividends accrue whether or not they have been declared by the board of directors and whether or not there are profits or other funds legally available. Through June 30, 2014, in the event that dividends have not been declared by the board of directors prior to the relevant dividend payment date, such dividends shall be payable in shares of Series B-1 preferred stock. During the three months ended March 31, 2014, dividends of $21,625, were paid by the issuance of 618 shares of Series B-1 preferred. During the three months ended March 31, 2015, there were $31,014 of additional preferred stock dividends accumulated for Series B-1 preferred stock which remain outstanding.

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

The Company, at its option, may require conversion of all or any prorata portion of shares of Series B-1 preferred stock outstanding into common stock if at any time i) the common stock is listed for trading on a national securities exchange, an inter-dealer automated quotation system, or over the counter bulletin board, ii) the Company shall have prepared and filed with the Securities and Exchange Commission a registration statement covering the shares of common stock to be issued upon due conversion of preferred stock, and such registration statement shall have been declared effective under the Securities Act of 1933, iii) during any preceding period of twenty consecutive trading days (while i) and ii) are fulfilled) the closing price equals or exceeds 157% of the conversion price then in effect, and iv) the Company is current on its dividends on the Series B-1 preferred stock. The holders of Series B-1 preferred stock have the right to one vote for each share of common stock into which such share of preferred stock could then be converted.

On or after August 31, 2017, a holder can request the Company repurchase on the date which is 30 calendar days thereafter, all shares of Series B-1 preferred stock held by the holder for cash equal to $35 per share plus accrued and unpaid dividends as of the repurchase date. The Company has the option whether or not to agree to the repurchase. In the event the Company fails to repurchase or payment of Series B-1 dividends is six quarters in arrears, the dividend rate will increase to 18%, the majority holders of Series B-1 preferred stock have the right to elect the majority of the board of directors, and the conversion price shall decrease to $.595. As of March 31, 2015 and December 31, 2014, dividends on Series B-1 were four and three quarters in arrears, respectively.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 9. – SERIES B-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

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

Registration rights - In connection with the Series B-1 preferred stock subscription agreement, the Company agreed to pay subscribers 1/2% of the liquidation preference of shares held by subscribers each month on beginning on dates varying between July 1, 2013 and September 8, 2015 until i) the common shares are eligible for trading on the OTCBB or OTC Pinks as noted in the respective subscription agreement and ii) the common shares issuable upon conversion of the shares shall be registered under the Securities Act of 1933 or the subscriber is able to sell such common shares under Rule 144. Because the transfer of consideration is probable and reasonably estimable at inception of the arrangement, the contingent liability related to registration rights will be included in the allocation of proceeds in accordance with GAAP.

As of March 31, 2015 and December 31, 2014, the estimated liability amounted to $69,850. The change in the estimated liability for three months ended March 31, 2014 amounting to $17,085 is included in other expense on the accompanying statement of operations. The arrangement provides for no limitation as to the maximum potential consideration to be transferred.

NOTE 10. – COMMON STOCK

The following is a summary of warrants outstanding and exercisable at March 31, 2015 and 2014 and activity during the three months then ended:

	2015		2014
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding January 1	3,043,814	$1.00	2,109,364	$0.99
Issued during 3 months ended March 31,	-	-	517,250	1.00
Exercised	-	-	-	-
Lapsed	1,044,864	1.00	-	-

Outstanding at March 31,	1,998,950	0.99	2,626,614	$0.99

Exercisable at March 31,	1,998,950	$0.99	2,626,614	$0.99

Weighted average months remaining		12.90		19.91

See Note 9 – Series B-1 Convertible Preferred Stock related to warrants granted during the three months ended March 31, 2014. The Company issued 60,000 warrants to a consultant in October 2013 vesting immediately with an expiration date in October 2018 and an exercise price of $0.75 per share of underlying common stock. The Company recorded $25,142 as a prepaid expense and additional paid-in capital based on the fair value of the warrants granted using the Black-Scholes option pricing model and amortized $9,428 into selling, general and administrative expenses as services were rendered during the three months ended March 31, 2014.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 11. – STOCK BASED COMPENSATION

During 2006, the Board of Directors authorized the creation of a pool of 1,200,000 stock options to purchase shares of the Company's common stock to officers and salaried employees of the Company, member of the Board of Directors, consultants, and any other key employees as determined by the Board of Directors as an incentive to remain in the service of the Company, enhance the long-term performance of the Company, and to acquire a proprietary interest in the success of the Company. Awards of these options shall be determined by the Board of Directors or an authorized committee thereof. The right to grant options under the plan expires in 2016.

In July 2014, the Company granted a director 60,000 five year options to purchase common stock at an exercise price of $0.725 per share, of which 12,000 options vested on the grant date, and 12,000 vest in each of October 2014, January 2015, April 2015 and July 2015. The value of the options was determined to be $16,962 using the Black Scholes pricing model. During the three months ended March 31, 2015, $3,390 of that amount was recognized. Unrecognized stock based compensation expense amounted to $4,186 and $7,576 as of March 31, 2015 and December 31, 2014, respectively.

NOTE 12. – COMMITMENTS AND CONTINGENCIES

In July 2014, the Company entered into an agreement to lease a new gyrotron and associated equipment from a vendor pursuant to a capital lease. The lease requires four payments aggregating $220,000, of which $40,000 was paid, $45,000 is due upon successful launch, and $75,000 and $60,000 is due at the first and second anniversary of launch, respectively. The lease contains a $1 bargain purchase option following the completion of payments made by the Company. The term of the lease begins when the equipment is commissioned at the Bensalem, Pennsylvania facility, which has not occurred as of March 31, 2015.

In February 2015 the Company entered into an agreement to purchase a cyromagnet for $134,700 of which $40,410 was paid subsequent to March 31, 2015, $40,410 will be due 30 days after delivery (expected by the third quarter of 2015), $26,940 will be due 6 months after successful provisional acceptance testing and $26,940 will be due 18 months after successful provisional acceptance testing.

Leases -The Company leases office and warehouse space under an operating lease which expires on July 31, 2015. Rent expense for the three months ended March 31, 2015 and 2014 and amounted to $29,654 and $25,125, respectively.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

(Unaudited)

NOTE 12. – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Aggregate future minimum lease payments under the non-cancelable operating lease are $35,804 through July 2015. The Company has made a $12,253 security deposit included within other assets in the accompanying balance sheets as of March 31, 2015 and December 31, 2014.

Claims - The Company is subject to a claim arising in the normal course of business. In the opinion of management, the amount of the ultimate liability, if any, with respect this action will not have a material adverse effect on the financial position, results of operation or cash flow of the Company.

NOTE 13. – SUBSEQUENT EVENTS

On March 31, 2015, the Board of Directors designated 8,750 shares of 10% Convertible Series A-2 par value $.001 preferred stock.

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

Cumulative dividends accrue on the A-2 preferred stock at a rate of 10% of the $35 liquidation amount and are payable quarterly when and if declared by the Board of Directors. Through September 30, 2016, dividends are paid in kind, if they are not declared or previously paid in cash.

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

The Company is offering units (“A-2 Units”) consisting of (i) one share of A-2 preferred stock and (ii) 25 warrants to purchase one share of common stock through December 15, 2016 at $1.00 (“Series ‘15-I” warrants”), at a price of $35/unit. Subsequent to March 31, 2015, the Company has sold 1,285 units for gross proceeds of $45,000. Additionally, a director and his affiliates advanced $73,000 (including $50,000 advanced during the three months ended March 31, 2015) to the Company and the Company expects that a substantial portion of such advances will be converted into A-2 Units.

Purchasers of 7,913 of the Series B-1 units have certain rights which will allow them to convert their B-1 Units into A-2 Units at their discretion if the Company sells in excess of $50,000 of A-2 Units. Subsequent to March 31, 2015, the Company has agreed with a holder of 5,000 Series B-1 units that in lieu of exercising such right, he will waive such right and the Company will issue him 250,000 Series ‘15- I warrants in exchange for 250,000 warrants expiring March 15, 2016 that such holder acquired as part of his purchase of Series B-1 units. The Company may enter into like agreements with the holders of the remaining 2,913 B-1 units having the aforementioned rights.

Subsequent to March 31, 2015, Gabriel Capital LP, a major stockholder of the Company, loaned the Company $60,000 interest free to be repaid from 50% of the net proceeds of any equity financing obtained by the Company, and in any event to be repaid by September 30, 2015.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Report on Form 10Q (this “Report”), unless the context otherwise indicates, references to the “Company,” the “Registrant,” “we,” “our,” or “us” refers to Gyrotron Technology, Inc.

Forward-Looking Statements

Certain statements contained in this report, including statements regarding our business, financial condition, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

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

Results of Operations

For the three months ended March 31, 2015 and March 31, 2014

Revenues

The Company generated $1,043 in revenues during the quarter ended March 31, 2015, as compared to $960 in revenues for the quarter ended March 31, 2014.

Total operating expenses

During the quarter ended March 31, 2015, total operating expenses were $168,733, which consisted of selling, general and administrative expenses of $148,933 and research and development expenses of $19,800. During the quarter ended March 31, 2014, total operating expenses were $253,510, which consisted of selling, general and administrative expenses of $225,375 and research and development expenses of $28,135. Total operating expenses decreased $84,777, or 33.4%. The decrease in operating expenses was due primarily to lower consulting expenses ($4,050 in the quarter ended March 31, 2015 compared to $38,428 in the quarter ended March 31, 2014 related to business development expenses), lower depreciation expenses ($2,563 during the quarter ended March 31, 2015 compared to $20,529 during the quarter ended March 31, 2014) as a result of equipment becoming fully depreciated during the fourth quarter of 2014, and the one-time forgiveness of an officer loan of $24,155 in the quarter ended March 31, 2014.

Net Loss

During the quarter ended March 31, 2015, we had a net loss of $167,890, as compared with a net loss of $301,518 for the quarter ended March 31, 2014. The decreased loss was primarily due to the decrease in operating expenses detailed above as well as the absence of any accrual for additional registration rights obligation in the quarter ended March 31, 2015 as compared to an increase in the obligation of $48,968 in the quarter ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015, we had $2,910 of cash.

Management of Gyrotron estimates that we will need approximately $400,000 for the next 12 months of operations. The Company does not have sufficient cash to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. If the Company fails to raise adequate capital, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss for the three months ended March 31, 2015 and 2014 of $167,890 and $301,518, respectively, had negative working capital of $1,066,834 and stockholders' deficiency of $7,428,878 at March 31, 2015. Further, cash used in operating activities during the three months ended March 31, 2015 amounted to $76,406. The Company is expected to continue to incur losses throughout the remainder of 2015.

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The financial statements included in this filing do not include any adjustments that may be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

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

Impairment of Long-Lived Assets - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was no impairment of long-lived assets during the three months ended March 31, 2015 and 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, who is also our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2015. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of March 31, 2015, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to a claim arising in the normal course of business. In the opinion of management, the amount of the ultimate liability, if any, with respect this action will not have a material adverse effect on the financial position, results of operation or cash flow of the Company. Otherwise, there are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company, and the Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent sales of unregistered securities

There were no sales of unregistered securities during the Company’s fiscal quarter ended March 31, 2015.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information

Item 6. Exhibits.

Exhibit No.	Description

31	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GYROTRON TECHNOLOGY, INC.

Date: May 20, 2015	By:	/s/ Vlad Sklyarevich
Vlad Sklyarevich
President, Treasurer and Director (principal executive officer and principal financial and accounting officer)

