Form 10-Q
period 2015-06-30
GYROTRON TECHNOLOGY INC
filed 2015-08-27
CIK 1369795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

____________________________________________________________

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

As of August 24, 2015, 14,414,058 shares of common stock, par value $0.001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYROTRON TECHNOLOGY, INC.

BALANCE SHEETS

As of

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$1,411	$29,316
Accounts receivable-net	1,347	520
Prepaid expenses and other current assets	-	1,580
Customer contract in progress	12,100	-
Total current assets	14,858	31,416

Machinery and equipment-net	82,159	47,362
Patents-net	46,809	51,353
Other assets	12,253	12,253
Total assets	$156,079	$142,384

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Loans - stockholders	$178,180	$85,000
Advances from stockholders	73,000	-
Accounts payable	117,055	70,145
Accrued expenses and other liabilities	59,957	14,810
Accrued employee compensation	406,234	364,105
Registration rights obligation	418,403	404,800
Total current liabilities	1,252,829	938,860

Commitments and contingencies (Note 14)

Redeemable preferred stock
1,000,000 shares authorized, $0.001 par value
Series A: 450,000 shares designated, 436,774 outstanding	3,184,170	2,948,312
Series A-1: 125,000 shares designated, 61,910 outstanding	442,037	408,606
Series A-2: 8,750 shares designated, 1,316 outstanding	46,073	-
Series B: 40,000 shares designated, 39,959 outstanding	1,486,440	1,378,552
Series B-1: 80,000 shares designated, 40,650 outstanding	1,588,441	1,512,829
Total redeemable preferred stock	6,747,161	6,248,299

Stockholders' deficiency
Common stock, 25,000,000 shares authorized, $0.001 par value, 15,222,024 shares issued and 14,414,058 shares outstanding	15,222	15,222
Additional paid-in capital	2,697,726	3,146,932
Accumulated deficit	(10,166,156)	(9,816,226)
	(7,453,208)	(6,654,072)
Treasury stock, 807,966 shares, at cost	(390,703)	(390,703)
Total stockholders' deficiency	(7,843,911)	(7,044,775)

Total liabilities, redeemable preferred stock and stockholders' deficiency	$156,079	$142,384

See accompanying notes.

GYROTRON TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

For the Six Months Ended June 30,

(Unaudited)

	2015	2014

Revenues	$39,150	$93,045

Cost of revenues	24,260	28,075

Gross profit	14,890	64,970

Operating expenses:
Selling, general and administrative	305,897	400,733
Research and development	26,400	44,570
Total operating expenses	332,297	445,303

Operating loss	(317,407)	(380,333)

Other expense:
Interest and penalties expense	(920)	-
Loss on fair value of warrant exchange	(18,000)	-
Registration rights obligation	(13,603)	(67,584)

Net loss	(349,930)	(447,917)

Redeemable preferred stock accretion and dividends	(467,732)	(350,231)

Net loss attributable to common stockholders	$(817,662)	$(798,148)

Loss per common share-basic and diluted	$(0.06)	$(0.06)

Weighted average common shares outstanding-basic and diluted	14,414,058	13,270,060

See accompanying notes.

GYROTRON TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

For the Three Months Ended June 30,

(Unaudited)

	2015	2014

Revenues	$38,107	$92,085

Cost of revenues	24,260	28,075

Gross profit	13,847	64,010

Operating expenses:
Selling, general and administrative	156,964	175,358
Research and development	6,600	16,435
Total operating expenses	163,564	191,793

Operating loss	(149,717)	(127,783)

Other expense:
Interest and penalties expense	(720)	-
Loss on fair value of warrant exchange	(18,000)	-
Registration rights obligation	(13,603)	(18,616)

Net loss	(182,040)	(146,399)

Redeemable preferred stock accretion and dividends	(248,129)	(135,768)

Net loss attributable to common stockholders	$(430,169)	$(282,167)

Loss per common share-basic and diluted	$(0.03)	$(0.02)

Weighted average common shares outstanding-basic and diluted	14,414,058	14,158,884

See accompanying notes.

GYROTRON TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

(Unaudited)

	2015	2014

Cash flows from operating activities:
Net loss	$(349,930)	$(447,917)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	10,708	46,054
Patent impairment	6,168	-
Stock based compensation	6,781	-
Loan receivable, officer, forgiven	-	24,155
(Increase) decrease in assets:
Accounts receivable	(827)	(12,890)
Customer contract in progress	(12,100)	-
Prepaid expenses and other current assets	1,580	8,607
Increase (decrease) in liabilities:
Unearned revenue	-	12,000
Accounts payable	46,910	(52,214)
Accrued expenses and other liabilities	45,147	6,866
Accrued employee compensation	42,129	(8,962)
Registration rights obligation	13,603	67,584
Net cash used by operating activities	(189,831)	(356,717)

Cash flows from investing activities:
Deposit on equipment	(40,410)	-
Payments for patents	(6,719)	(7,184)
Cash flows used by investing activities	(47,129)	(7,184)

Cash flows from financing activities:
Proceeds from stockholder loans	93,180	-
Repayments of note payable	-	(1,949)
Proceeds from sale of redeemable preferred stock, net of issuance costs	42,875	377,135
Dividends paid on Series B Preferred	-	(29,970)
Proceeds from advances from stockholders	73,000	-
Proceeds from repayment of loan receivable - director	-	8,000
Net cash provided by financing activities	209,055	353,216

Net decrease in cash	(27,905)	(10,685)

Cash - beginning of period	29,316	60,082

Cash - end of period	$1,411	$49,397

Supplemental disclosure of non-cash financing activities:
Common stock issued in payment of accumulated and declared dividends on Series A Preferred	$-	$1,913,479
Common stock issued in payment of accumulated and declared dividends on Series A-1 Preferred	$-	$243,440
Series B-1 preferred dividends paid by issuance of Series B-1 shares	$-	$21,625
Series A-2 preferred dividends paid by issuance of Series A-2 shares	$1,098	$-
Allocation of redeemable preferred stock proceeds to beneficial conversion feature and warrants	$13,864	$90,634
Accretion of redeemable preferred	$15,964	$90,634
Redeemable preferred dividend accrual	$452,789	$259,957

See accompanying notes.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

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

Basis of Presentation – The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8.03 of Regulation S-X for smaller reporting companies. Accordingly, these statements do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows with respect to the interim financial statements have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Form 10-K for the fiscal year ended December 31, 2014.

Liquidity and Management Plans - As shown in the accompanying financial statements, the Company incurred a net loss for the three and six months ended June 30, 2015 of $182,040 and $349,930, respectively, and had negative working capital of $1,237,971 and stockholders' deficiency of $7,843,911 at June 30, 2015. Further, cash used in operating activities during the six months ended June 30, 2015 amounted to $189,831. The Company is expected to continue to incur losses throughout the remainder of 2015. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

The Company's business strategy is to overcome these losses through commercialization and continued development of (i) applications for the gyrotron beam which will be marketed and monetized through licensing, engineering consulting and servicing and (ii) the lamination system.

The Company's management and Board of Directors have obtained additional funding after June 30, 2015 (see Note 15) and intend to obtain additional funding for general working capital needs and professional fees through private placement of its equity securities. The Company will continually evaluate funding options including additional offerings of its securities to investors. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

Accounts Receivable - The Company grants credit to substantially all of its customers, and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to $3,218 at June 30, 2015 and December 31, 2014.

Machinery and Equipment - Machinery and equipment are stated at cost net of accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets using straight-line and accelerated methods for both financial statement and income tax reporting purposes. Maintenance and repairs are charged to operations as incurred; significant betterments are capitalized. Depreciation expense amounted to $3,049 and $20,529 for the three months ended June 30, 2015 and 2014, respectively, and $5,612 and $41,058 for the six months ended June 30, 2015 and 2014, respectively, and is included within operating expenses in the accompanying statements of operations.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

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

Impairment of Long-Lived Assets - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flow or appraised values, depending on the nature of the assets. There was an impairment of a patent during the three and six months ended June 30, 2015 in the amount of $6,168 included in operating expenses in the accompanying statement of operations. There was no impairment of long-lived assets during the three and six months ended June 30, 2014.

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

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

NOTE 1. - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As of June 30, 2015, there were the following common shares underlying securities that could potentially dilute future earnings:

Preferred A stock	1,637,903
Preferred A-1 stock	232,163
Preferred A-2 stock	65,819
Preferred B stock	1,410,315
Preferred B-1 stock	2,032,497
Preferred B-1 warrants	1,938,950
Series’15-I warrants	32,125
Other warrants	60,000
Stock options	60,000
7,469,772

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

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

NOTE 1. - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Redeemable Convertible Preferred Stock - The Company classifies conditionally redeemable convertible preferred shares, which includes preferred shares subject to redemption upon the occurrence of uncertain events not solely within control of the Company, as temporary equity in the mezzanine section of the balance sheet, in accordance with the guidance enumerated in FASB ASC No. 480-10 “Distinguishing Liabilities from Equity”, FASB ASC No. 210-10 “Balance Sheet” and Rule 5-02.27 of Regulation S-X, when determining the classification and measurement of preferred stock.

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

NOTE 2. - LOAN RECEIVABLE, OFFICER

The Company had a non-interest bearing loan to an officer that was due on demand. During May 2014, the Company forgave the loan receivable in the amount of $24,155.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

NOTE 3. - MACHINERY AND EQUIPMENT

The components of machinery and equipment are as follows:

	Estimated	June 30,	December 31,
	Useful Life	2015	2014

Machinery and equipment	5 to 7 years	$882,338	$882,338
Furniture and fixtures	5 to 7 years	25,874	25,874
Deposit on equipment		40,410	-
Deposit on capital lease		40,000	40,000
		988,622	948,212
Less accumulated depreciation		(906,463)	(900,850)

		$82,159	$47,362

NOTE 4. - PATENTS

The components of patents are as follows:

	June 30,	December 31,
	2015	2014

Patents	$145,519	$153,607
Less accumulated amortization	(98,710)	(102,254)

	$46,809	$51,353

The Company amortizes patent costs on a straight-line basis over the expected period of benefit of the related capitalized expenditures. Amortization expense amounted to $2,548 and $2,498 for the three months ended June 30, 2015 and 2014, respectively, and $5,095 and $4,996 for the six months ended June 30, 2015 and 2014, respectively. Amortization expense for the next five years is expected to be approximately $5,000 for the remainder of 2015, approximately $10,000 in 2016, approximately $6,000 in 2017, approximately $4,000 in 2018 and approximately $21,000 thereafter.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

NOTE 5. - STOCKHOLDER LOANS AND ADVANCES FROM STOCKHOLDERS

Gabriel Capital LP, a major stockholder of the Company, made two loans to the Company in 2014 in the amounts of $40,000 and $45,000, to purchase machinery and equipment. There is no interest on these informal loans. The $40,000 loan is to be repaid on July 1, 2015, or earlier to the extent the Company has cash in excess of $250,000. As of the date hereof, this loan was not repaid and is currently due. The $45,000 loan is to be repaid on October 1, 2015, or earlier to the extent the Company has cash in excess of $250,000.

In May 2015, Gabriel Capital LP loaned the Company an additional $56,500 interest free to be repaid from 50% of the net proceeds of any equity financing obtained by the Company, and, in any event, to be repaid by September 30, 2015.

During the six months ended June 30, 2015, a director and his affiliates advanced $73,000 to the Company that bear no interest. The Company expects that a substantial portion of such advances will be converted into A-2 Units (see Note 8).

During the six months ended June 30, 2015, stockholders loaned the Company $36,680 for future accounts receivable. These loans will be repaid in the amount of $38,000 upon collection of the accounts receivable.

NOTE 6. - REDEEMABLE CONVERTIBLE PREFERRED STOCK

As further detailed below, holders of Series A, A-1, A-2, B and B-1 redeemable convertible preferred stock can take control of the board of directors in the event the Company does not accept a redemption request or the Company fails to pay dividends. In addition, a majority of the current members of the board of directors own various classes of preferred shares. As a result, these instruments have conditions for their redemption that are not within the control of the Company. Accordingly, the fair value of the Series A, A-1, A-2, B and B-1 redeemable convertible preferred stock are recorded outside of stockholders’ deficiency as temporary equity in the mezzanine section of the balance sheet. The Company recognizes changes in the redemption value of the convertible preferred stock immediately as they occur, and the carrying amount of the instrument is adjusted to equal the redemption value at the end of each reporting period. The adjustment to record preferred stock at its redemption value was charged to the redeemable convertible preferred stock carrying value and additional paid in capital for the six months ended June 30, 2015 and is further detailed in the following schedule:

	Series A	Series A-1	Series A-2	Series B	Series B-1	Total
Fair Value of Redeemable Preferred Stock as of December 31, 2014	$2,948,312	$408,606	$-	$1,378,552	$1,512,829	$6,248,299
New Issuances	-	-	44,975	-	-	44,975
Preferred Stock Dividends	235,858	33,431	1,098	107,888	75,612	453,887
Fair Value of Redeemable Preferred Stock as of June 30, 2015	$3,184,170	$442,037	$46,073	$1,486,440	$1,588,441	$6,747,161

With respect to the new issuances of Series A-2 preferred, $15,964 of the proceeds were allocated to transaction costs, fair value of related warrants and beneficial conversion feature, and then immediately accreted to Fair Value of Redeemable Preferred Stock. Accumulated dividends on the Series A-2 Preferred of $1,098 were paid in additional shares of Series A-2 Preferred.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

NOTE 7. - SERIES A & A-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Board of Directors has designated 450,000 shares of redeemable convertible Series A par value $.001 preferred stock and 125,000 shares of redeemable convertible Series A-1 par value $.001 preferred stock. Each share of Series A and A-1 preferred stock shall has a liquidation preference equal to $6 per share plus any accrued or declared and unpaid dividends owed to holders of shares. In the event of a liquidation, winding up, or dissolution of the Company, no distribution shall be made to holders of shares of common stock ranking junior to Series A and A-1 preferred stock until holders of the Series A and A-1 preferred stock have received their liquidation preference. Series A and A-1 preferred stock rank equal with each other and the Series A-2 preferred stock (see Note 8) for all purposes.

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

In January 2014, the Company amended the certificate of designation of the Series A Preferred with the effect of satisfying cumulative unpaid dividends through September 30, 2013 with common stock at the rate of one common share per $0.65 of dividends, and reducing the dividend rate to 10% from 18% beginning October 1, 2013. As a result of the board of directors’ declaration of dividends in February 2014, $1,913,479 of cumulative dividends were satisfied by the issuance of 2,943,837 shares of common stock. These shares were issuable at June 30, 2014, and a portion of these shares have not been issued for administrative reasons. Accordingly, the presentation in these financial statements considers these shares as effectively issued.

In May 2014, the Company amended the certificate of designation of the Series A-1 Preferred with the effect of satisfying cumulative unpaid dividends through December 31, 2013 with common stock at the rate of one common share per $0.65 of dividends, and reducing the dividend rate to 10% from 18% beginning January 1, 2014. As a result of the board of directors’ declaration of dividends in June 2014, $243,440 of cumulative dividends were satisfied with 374,523 shares of common stock. These shares were issuable at June 30, 2014, and a portion of them had not been issued for administrative reasons. Accordingly, the presentation in these financial statements considers these shares as effectively issued.

During the three months ended June 30, 2015 and 2014, there were $117,929 and $65,516, respectively, of preferred stock dividends accumulated for Series A preferred stock. During the six months ended June 30, 2015 and 2014, there were $235,858 and $131,032, respectively, of preferred stock dividends accumulated for Series A preferred stock. At June 30, 2015 and December 31, 2014, there were cumulative unpaid dividends of $563,526 and $327,668, respectively, for Series A preferred stock.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

NOTE 7. - SERIES A & A-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

During the three months ended June 30, 2015 and 2014, there were $16,716 and $9,287 of preferred stock dividends accumulated for Series A-1 preferred stock respectively. During the six months ended June 30, 2015 and 2014, there were $33,431 and $18,573 of preferred stock dividends accumulated for Series A-1 preferred stock. At June 30, 2015 and December 31, 2014, there were cumulative unpaid dividends of $70,577 and $37,146, respectively, for Series A-1 preferred stock.

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

After giving effect to the aforementioned amendments, on or after May 31, 2015, a holder of the Series A or A-1 preferred stock can request the Company repurchase on the date which is 30 calendar days thereafter, all shares of Series A or A-1 preferred stock held by the holder for cash equal to $6 per share plus accrued and unpaid dividends as of the repurchase date. The Company has the option whether or not to agree to the repurchase. In the event the Company fails to repurchase, or, after December 31, 2014, payment of dividends on a series of preferred stock is four quarters in arrears, the dividend rate on that series will increase to 18% and the majority holders of said series together with holders of any series of equal seniority, will have the right to elect the majority of the board of directors until such failure or arrearage is cured. As of December 31, 2014 dividends on the Series A and A-1 were five and four quarters in arrears respectively, and at June 30, 2015, they were seven and six quarters in arrears, respectively. Further, at June 30, 2015 the Company had not agreed to repurchase the Series A or A-1 preferred stock. Accordingly the dividend rate on the Series A and A-1 preferred stock has increased to 18%.

Under both the Series A and Series A-1 certificates of designation, the holder has the right, at any time, to convert each share of preferred stock into 3.75 (the conversion ratio) shares of common stock, or a conversion price of $1.60. The conversion ratio and price are subject to adjustment when the Company declares or pays dividends, makes a distribution on common stock payable in common shares, or affects a subdivision, split, consolidation, combination, or reverse split of outstanding common shares into a greater or lesser number of common shares.

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

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

NOTE 7. - SERIES A & A-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

Registration Rights - In connection with the Series A-1 preferred stock subscription agreements, the Company agreed to pay the various subscribers 1/2% of the aggregate purchase price of shares acquired each month beginning on various dates between December 1, 2009 and July 1, 2010 until i) the Company has prepared and filed a registration statement with the Securities and Exchange Commission which has been declared effective under the Securities Act or the holder is then able to sell the underlying common shares under Rule 144 promulgated pursuant to the Securities Act and ii) the Company has obtained a ticker symbol and common shares are eligible to trade on the Over the Counter Bulletin Board (OTCBB). In May 2015 the Company’s common shares became eligible to trade on the OTCBB. At June 30, 2015 and December 31, 2014, the estimated liability amounted to $127,241 and $122,549, respectively, and the resulting change for the three and six months ended June 30, 2015 amounting to $4,692, respectively, is included as other expense in the accompanying statements of operations. The arrangement provides for no limitation as to the maximum potential consideration to be transferred.

NOTE 8. - SERIES A-2 REDEEMABLE CONVERTIBLE PREFERRED STOCK.

On March 31, 2015, the Board of Directors designated 8,750 shares of 10% Convertible Series A-2 par value $.001 preferred stock.

Each share of Series A-2 preferred stock has a liquidation preference of $35 per share and is convertible into 50 shares of common stock at a conversion price of $0.70 per common share. In the event of a liquidation, winding up, or dissolution of the Company, the Series A-2 ranks senior to Series B and B-1 and equal to the Series A and A-1 preferred stock. Holders of Series A-2 preferred stock have the right to one vote for each share of common stock into which such share of preferred stock could then be converted.

Cumulative dividends accrue on the Series A-2 preferred stock at a rate of 10% of the $35 liquidation amount and are payable quarterly when and if declared by the Board of Directors. Through September 30, 2016, dividends are paid in kind, if they are not declared or previously paid in cash. During the three and six months ended June 30, 2015, there were $1,098 of preferred stock dividends accumulated, which were paid by issuance of 31 shares of Series A-2 preferred stock.

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

On or after May 31, 2020, a holder can request the Company repurchase, on the date which is 30 calendar days thereafter, all shares of Series A-2 preferred stock held by the holder for cash equal to $35 per share plus accrued and unpaid dividends as of the repurchase date. The Company has the option whether or not to agree to the repurchase. In the event the Company fails to repurchase or payment of Series A-2 dividends is four quarters in arrears, the dividend rate will increase to 18% and the majority holders of Series A-2 preferred stock, voting together with holders of other equally ranking preferred stock, have the right to elect the majority of the board of directors.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

NOTE 8. - SERIES A-2 REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

For each $35 of consideration, the Company is offering units (“A-2 Units”) consisting of (i) one share of A-2 preferred stock and (ii) 25 warrants to purchase one share of common stock through December 15, 2016 at $1.00 (“Series ‘15-I” warrants”). In the three months ended June 30, 2015, the Company sold 1,285 units for proceeds of $42,875, net of issuance costs of $2,100. Additionally, a director and his affiliates advanced $73,000 during the six months ended June 30, 2015 to the Company and the Company expects that a substantial portion of such advances will be converted into A-2 Units.

Because the warrants were issued in conjunction with the Series A-2 preferred stock, the proceeds of the offering were allocated between the Series A-2 preferred and the warrants based on the relative fair value of each instrument. The assumed value of the Series A-2 preferred was determined based on the fair value of the underlying common shares and the fair value of the warrants was estimated by management and approximates the value using the Black-Scholes option pricing model.

NOTE 9. - SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Board of Directors has designated 40,000 shares of 10% redeemable convertible Series B par value $.001 preferred stock.

Commencing on July 1, 2011, cumulative dividends on each share accrue at a rate of 10% of the $30 liquidation amount. Dividends are payable quarterly in cash when and if declared by the Board of Directors. The dividends accrue whether or not they have been declared by the board of directors and whether or not there are profits or other funds legally available. During the three and six months ended June 30, 2014, there were $29,969 and $59,938, respectively, of preferred stock dividends accumulated for Series B preferred stock, and of those, during the three months ended June 30, 2014, $29,969 were declared and paid. During the three and six months ended June 30, 2015, $53,944 and $107,888 of preferred stock dividends accumulated for the Series B preferred. At June 30, 2015 and December 31, 2014, there were cumulative unpaid dividends of $287,670 and $179,782, respectively, for the Series B preferred stock.

Each share of Series B preferred stock has a liquidation preference equal to $30 per share plus any accrued or declared and unpaid dividends owed to holders of shares. In the event of a liquidation, winding up, or dissolution of the Company, the Series B ranks senior to the common stock and junior to the Series A, A-1 and A-2 preferred stock.

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

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

NOTE 9. - SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

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

On or after May 31, 2016, a holder can request the Company repurchase on the date which is 30 calendar days thereafter, all shares of Series B preferred stock held by the holder for cash equal to $30 per share plus accrued and unpaid dividends as of the repurchase date. The Company has the option whether or not to agree to the repurchase. In the event the Company fails to repurchase, or payment of Series B dividends is six quarters in arrears, the conversion price shall decrease to $0.85, and in addition, until such failure or arrearage is cured, the dividend rate will increase to 18% and the majority holders of Series B preferred stock have the right to elect the majority of the board of directors. At December 31, 2014, the Company became six quarters in arrears and, as a result, the conversion price decreased to $0.85. In addition, the dividend rate has increased to 18% for periods subsequent to December 31, 2014 until such time as the Company reduces the arrearages to less than six quarters.

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

Registration rights - In connection with the Series B preferred stock subscription agreement, the Company agreed to pay subscribers 1/2% of the liquidation preference of shares held by subscribers each month beginning on dates varying from January 1, 2012 to September 1, 2012 until i) the common shares are eligible for trading on the OTCBB and ii) the common shares issuable upon conversion of the shares shall be registered under the Securities Act of 1933 or the subscriber is able to sell such common shares under Rule 144. In May 2015 the Company’s common shares became eligible to trade on the OTCBB. Because the transfer of consideration is probable and reasonably estimable at inception of the arrangement, the contingent liability related to registration rights was included in the allocation of proceeds in accordance with GAAP.

As of June 30, 2015 and December 31, 2014, the estimated liability amounted to $215,489 and $212,401, respectively, and the change in the estimated liability for the three and six months ended June 30, 2015 amounting to $3,089 is included in other expense of the accompanying statements of operations. The arrangement provides for no limitation as to the maximum potential consideration to be transferred.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

NOTE 10. - SERIES B-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK

In November 2012, the Board of Directors designated 20,000 shares of 10% redeemable convertible Series B-1 par value $.001 preferred stock. In connection therewith, for each $35 of consideration, the Company offered one unit consisting of one share of Series B-1 convertible preferred stock and 50 common stock warrants exercisable at $1.00 per share. In March 2014, the certificate of designation was amended to increase in the shares designated to 80,000. During the three and six months ended June 30, 2014, the Company issued 431 and 10,776 shares of Series B-1 preferred and 21,550 and 538,800 warrants for proceeds of $15,085 and $377,135, respectively.

The holder of Series B-1 preferred stock has the right, at any time, to convert each share into common stock at a conversion ratio of one share of Series B-1 preferred stock to 50 shares of common stock at a conversion price of $.70 per common share. Each share of Series B-1 preferred stock has a liquidation preference equal to $35 per share plus any accrued or declared and unpaid dividends owed to holders of shares. In the event of a liquidation, winding up, or dissolution of the Company, the Series B-1 ranks senior to the common stock, junior to the Series A, A-1 and A-2 preferred stock, and equal to the Series B preferred stock.

Commencing December 31, 2012, cumulative dividends on each share accrue at a rate of 10% of the $35 liquidation amount. Dividends are payable quarterly in cash when and if declared by the Board of Directors. The dividends accrue whether or not they have been declared by the board of directors and whether or not there are profits or other funds legally available. Through March 31, 2014, in the event that dividends have not been declared by the board of directors prior to the relevant dividend payment date, such dividends shall be payable in shares of Series B-1 preferred stock. During the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014, an $44,598, $75,612, $28,428, and $50,053 of dividends accumulated for Series B-1 preferred stock, respectively. Of these, during the six months ended June 30 2014, dividends of $21,625, respectively, were paid by the issuance of 618 shares of Series B-1 preferred.

The conversion ratio is subject to adjustment when the Company declares or pays dividends, makes a distribution on common stock payable in common shares, or affects a subdivision, split, consolidation, combination, or reverse split of outstanding common shares into a greater or lesser number of common shares. The conversion price of $0.70 is adjusted based on changes in the conversion ratio. The Series B-1 holder is entitled to receive the number of common stock or securities or property that such holder would have owned or been entitled to receive upon the happening of such event had the Series B-1 preferred been converted immediately prior to the record or effective date of such event.

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

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

NOTE 10. - SERIES B-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

On or after August 31, 2017, a holder can request the Company repurchase on the date which is 30 calendar days thereafter, all shares of Series B-1 preferred stock held by the holder for cash equal to $35 per share plus accrued and unpaid dividends as of the repurchase date. The Company has the option whether or not to agree to the repurchase. In the event the Company fails to repurchase or payment of Series B-1 dividends is six quarters in arrears, the conversion price shall decrease to $0.595, and in addition, until such failure or arrearage is cured, the dividend rate will increase to 18% and the majority holders of Series B-1 preferred stock have the right to elect the majority of the board of directors, At June 30, 2015 dividends on the Series B-1 were five quarters in arrears.

Warrants - Each warrant issued together with the Series B-1 preferred entitles the holder to acquire one share of $.001 par value common stock at an exercise price of $1 per common share, and expires on the earlier of March 31, 2016 or such date at which i) the common stock is listed on the OTCBB and ii) the shares to be acquired by exercise of the warrants have been registered under the Securities Act of 1933, for 60 consecutive days. If the Company subdivides or combines its common stock, issues or pays the holders of common stock, or take a record of the holders of common stock for the purpose of entitling them to receive a dividend payable in or distribution of common stock, the number of shares of common stock purchasable upon exercise of the warrant and the warrant price shall be proportionally adjusted.

Because the warrants were issued in conjunction with the Series B-1 preferred stock, the proceeds of the offering are allocated between the Series B-1 preferred and the warrants based on the relative fair value of each instrument. The assumed value of the Series B-1 preferred was determined based on the fair value of the underlying common shares and the fair value of the warrants was valued using the Black-Scholes option pricing model.

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

As of June 30, 2015 and December 31, 2014, the estimated liability amounted to $75,672 and $69,850, respectively, and the change in the estimated liability for the three months and six months ended June 30, 2015 amounting to $5,822 is included in other expense on the accompanying statement of operations. The arrangement provides for no limitation as to the maximum potential consideration to be transferred.

NOTE 11. - MOST FAVORED NATION RIGHTS

If, prior to December 31, 2016 for Series A-2 units and prior to December 31, 2015 for Series B-1 units, the Company closes a financing or series of financing with gross proceeds in excess of $50,000 and terms and conditions more favorable than the terms and conditions provided for in the respective Series A-2 or B-1 subscription agreement, the holders of a Series A-2 and/or B-1 unit may exchange all or any part of the unit at $35 per unit plus accrued dividends for the securities issued in the subsequent financing on the same terms of such subsequent financing.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

NOTE 11. - MOST FAVORED NATION RIGHTS (CONTINUED)

Because the Series A-2 and B-1 units contain certain embedded features that could affect the ultimate settlement of the Series A-2 and B-1 units, the Company analyzed the instrument for embedded derivatives that require bifurcation. In connection with this analysis, the Company’s determined that the Series A-2 and B-1 units are more akin to equity than debt and that the embedded features were clearly and closely related to the economic characteristics and risks of the unit. As a result, the Company concluded that the embedded features would not need to be bifurcated from the unit. Any benefit received by the holder related to the exercise of the Most Favored Nation (MFN) exchange right would be recognized upon the occurrence of the contingent events based on its intrinsic value at the commitment date.

In April 2015, the Company agreed with a holder of 5,000 Series B-1 units that in the event the MFN right is triggered, he will waive such right and the Company will issue him 250,000 Series ‘15- I warrants in exchange for 250,000 warrants expiring March 15, 2016 that such holder acquired as part of his purchase of Series B-1 units. As of June 30, 2015, it was considered probable that the MFN will be triggered and the Company recorded other expense in the amount of $18,000 representing the difference in fair value between the warrants to be issued and the warrants to be forfeited.

NOTE 12. - COMMON STOCK

The following is a summary of warrants outstanding and exercisable at June 30, 2015 and 2014 and activity during the six months then ended:

	2015		2014
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding January 1	3,043,814	$1.00	2,109,364	$0.99
Issued during 6 months ended June 30,	32,125	1.00	538,800	1.00
Exercised	-	-	-	-
Lapsed	1,044,864	1.00	-	-

Outstanding at June 30,	2,031,075	0.99	2,648,164	$0.99

Exercisable at June 30,	2,031,075	$0.99	2,648,164	$0.99

Weighted average months remaining		10.02		16.94

See Note 8 – Series A-2 Redeemable Convertible Preferred Stock and Note 10 – Series B-1 Redeemable Convertible Preferred Stock related to warrants granted during the six months ended June 30, 2015 and 2014, respectively.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

NOTE 13. - STOCK BASED COMPENSATION

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

In July 2014, the Company granted a director 60,000 five year options to purchase common stock at an exercise price of $0.725 per share, of which 12,000 options vested on the grant date, and 12,000 vested in each of October 2014, January 2015, April 2015 and July 2015. The value of the options was determined to be $16,962 using the Black Scholes pricing model. During the three and six months ended June 30, 2015, $3,391 and $6,781 of that amount was recognized. Unrecognized stock based compensation expense amounted to $795 and $7,576 as of June 30, 2015 and December 31, 2014, respectively.

NOTE 14. - COMMITMENTS AND CONTINGENCIES

In July 2014, the Company entered into an agreement to lease a new gyrotron and associated equipment from a vendor pursuant to a capital lease. The lease requires four payments aggregating $220,000, of which $40,000 was paid, $45,000 is due upon successful launch (expected by the fourth quarter of 2015), and $75,000 and $60,000 is due at the first and second anniversary of launch, respectively. The lease contains a $1 bargain purchase option following the completion of payments made by the Company. The term of the lease begins when the equipment is commissioned at the Bensalem, Pennsylvania facility, which has not occurred as of June 30, 2015.

In February 2015 the Company entered into an agreement to purchase a cyromagnet for $134,700 of which $40,410 was paid in April 2015, $40,410 will be due 30 days after delivery (expected by the fourth quarter of 2015), $26,940 will be due 6 months after successful provisional acceptance testing and $26,940 will be due 18 months after successful provisional acceptance testing.

Leases - The Company leases office and warehouse space under an operating lease which expired on July 31, 2015, and was automatically renewed on that date for an additional 12 months at $9,846/month. Rent expense for the three and six months ended June 30, 2015 and the three and six months ended June 30, 2014 amounted to $29,538, $59,192, $25,123 and $50,248 respectively.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2015

(Unaudited)

NOTE 14. - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Aggregate future minimum lease payments from June 30, 2015 under the non-cancelable operating lease are $127,103 through July 2016. The Company has made a $12,253 security deposit included within other assets in the accompanying balance sheets as of June 30, 2015 and December 31, 2014.

Claims - The Company is subject to a claim arising in the normal course of business. In the opinion of management, the amount of the ultimate liability, if any, with respect this action will not have a material adverse effect on the financial position, results of operation or cash flow of the Company.

NOTE 15. - SUBSEQUENT EVENTS

Subsequent to June 30, 2015, a director and his affiliates advanced $47,000 to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Report on Form 10-Q (this “Report”), unless the context otherwise indicates, references to the “Company,” the “Registrant,” “we,” “our,” or “us” refers to Gyrotron Technology, Inc.

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

Results of Operations

For the three months ended June 30, 2015 and June 30, 2014

Revenues

The Company generated $38,107 in revenues during the quarter ended June 30, 2015, as compared to $92,085 in revenues for the quarter ended June 30, 2014. In each quarter, almost all revenue came from a one-time feasibility study, each from a different customer.

Total operating expenses

During the quarter ended June 30, 2015, total operating expenses were $163,564, which consisted of selling, general and administrative expenses of $156,964 and research and development expenses of $6,600. During the quarter ended June 30, 2014, total operating expenses were $191,793, which consisted of selling, general and administrative expenses of $175,358 and research and development expenses of $16,435. Total operating expenses decreased $28,229, or 14.7%. The decrease in selling, general and administrative expenses was due primarily to decreased consulting fees, and the decrease in research and development expense reflected a lower level of non-revenue-producing scientific activity

Net Loss

During the quarter ended June 30, 2015, we had a net loss of $182,040, as compared with a net loss of $146,399 for the quarter ended June 30, 2014. The increased loss was primarily due to the decrease in gross profit from $64,010 to $13,847, and a one-time loss on a warrant exchange of $18,000, offset in part by the decrease in operating expenses detailed above.

For the six months ended June 30, 2015 and June 30, 2014

Revenues

The Company generated $39,150 in revenues during the six months ended June 30, 2015, as compared to $93,045 in revenues for the six months ended June 30, 2014. In each six month period, substantially all revenue came from a one-time feasibility study, each from a different customer.

Total operating expenses

During the six months ended June 30, 2015, total operating expenses were $332,297, which consisted of selling, general and administrative expenses of $305,897 and research and development expenses of $26,400. During the six months ended June 30, 2014, total operating expenses were $445,303, which consisted of selling, general and administrative expenses of $400,733 and research and development expenses of $44,570. Total operating expenses decreased $113,006, or 25.4%. The decrease in selling, general and administrative expenses was due primarily to lower consulting fees, lower depreciation expense as a result of equipment becoming fully depreciated in the fourth quarter of 2014, and the one-time forgiveness of an officer loan of $24,155 in May 2014, and the decrease in research and development expense reflected a lower level of non-revenue-producing scientific activity.

Net Loss

During the six months ended June 30, 2015, we had a net loss of $349,930, as compared with a net loss of $447,917 for the six months ended June 30, 2014. The decreased loss was primarily due to the decrease in operating expenses detailed above as well as a decrease in accrual for registration rights obligation from $67,584 to $13,603, offset in part by the decrease in gross profit from $64,970 to $14,890 and a one-time loss on a warrant exchange of $18,000.

Short Term Loans

Gabriel Capital LP, a major stockholder of the Company, made two loans to the Company in 2014 in the amounts of $40,000 and $45,000, to purchase machinery and equipment. There is no interest on these informal loans. The $40,000 loan was to be repaid on July 1, 2015, or earlier to the extent the Company has cash in excess of $250,000. As of the date hereof, this loan was not repaid and is currently past due. The $45,000 loan is to be repaid on October 1, 2015, or earlier to the extent the Company has cash in excess of $250,000.

In May 2015, Gabriel Capital LP loaned the Company an additional $56,500 interest free to be repaid from 50% of the net proceeds of any equity financing obtained by the Company, and, in any event, to be repaid by September 30, 2015.

During the six months ended June 30, 2015, a director and his affiliates advanced $73,000 to the Company that bear no interest, and subsequent to June 30, 2015 advanced an additional $47,000. The Company expects that a substantial portion of such advances will be converted into equity. See Note 8 of the financial statements included herein.

During the six months ended June 30, 2015, Stockholders loaned the Company $36,680 for future accounts receivable. These loans will be repaid in the amount of $38,000 upon collection of the accounts receivable.

Liquidity and Capital Resources

As of June 30, 2015, we had $1,411 of cash.

The Company’ management estimates that we will need approximately $400,000 for the next 12 months for operating expenses. The Company does not have sufficient cash to fund its expenses over the next twelve months and is seeking to raise capital through private placement of equity securities. There can be no assurance that additional capital will be available to the Company. If the Company fails to raise adequate capital, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company. The Company has liabilities of $1,252,829, all of which are current liabilities. The substantial majority of those liabilities are owed to affiliates of the Company.

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss for the three and six months ended June 30, 2015 of $182,040 and $349,930, respectively, and had negative working capital of $1,237,971 and stockholders' deficiency of $7,843,911 at June 30, 2015. Further, cash used in operating activities during the six months ended June 30, 2015 amounted to $189,831. The Company is expected to continue to incur losses throughout the remainder of 2015.

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

Impairment of Long-Lived Assets - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was an impairment of a patent during the three and six months ended June 30, 2015 in the amount of $6,168 included in operating expenses in the accompanying statement of operations. There was no impairment of long-lived assets during the three and six months ended June 30, 2014.

Research and Development Expenses - Research and development expenses are charged to operations as incurred.

Allocation of Proceeds from Financing Transactions - The Company has raised, and continues to raise capital, by selling units consisting of convertible preferred stock and warrants, and offering the purchasers registration rights payments if the common stock that underlies the preferred stock is not registered by a certain time period. Proceeds are allocated between the preferred stock, the warrants, in certain instances a beneficial conversion feature, and in certain instances, the right to registration related payments based on an estimate of when the underlying common stock will be registered using the relative fair value of the preferred stock and the warrants. The fair value of the warrants were determined using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions which determine the fair value of the warrants, including their expected term and the price volatility of the underlying common stock. The estimate of registration rights liability is updated each reporting period based on the expected date of compliance. Changes to the estimated liability are recognized in the statement of operations.

Redeemable Convertible Preferred Stock - The Company classifies conditionally redeemable convertible preferred shares, which includes preferred shares subject to redemption upon the occurrence of uncertain events not solely within control of the Company, as temporary equity in the mezzanine section of the balance sheet, in accordance with the guidance enumerated in FASB ASC No. 480-10 “Distinguishing Liabilities from Equity”, FASB ASC No. 210-10 “Balance Sheet” and Rule 5-02.27 of Regulation S-X, when determining the classification and measurement of preferred stock.

The Company evaluated the detachable warrants in accordance with FASB ASC No. 470-20, “Debt with Conversion and Other Options” and FASB ASC 815, “Derivatives and Hedging” and determined they were not considered a liability. As a result, proceeds from the preferred stock are allocated to the detachable stock purchase warrants based on the relative fair value of the preferred stock and warrants at issuance and recorded as additional paid in capital.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, who is also our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2015. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of June 30, 2015, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Given the limited number of personnel responsible for accounting for and managing transactions and funds in the company, there is an inherent limitation to the Company’s ability to establish segregation of duties. Moreover, the Company has a limited number of qualified accounting personnel involved in the maintenance of accounting records and the Company has been unable to maintain adequate control activities or monitoring processes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent sales of unregistered securities

There were no sales of unregistered securities during the Company’s fiscal quarter ended June 30, 2015, other than those previously reported on a Current Report on Form 8-K.

Purchases of equity securities by the issuer and affiliated purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

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

GYROTRON TECHNOLOGY, INC.

Date: August 27, 2015	By:	/s/ Vlad Sklyarevich
Vlad Sklyarevich
President, Treasurer and Director
(principal executive officer and principal financial and accounting officer)

