Form 10-Q
period 2015-09-30
GYROTRON TECHNOLOGY INC
filed 2015-11-23
CIK 1369795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-55294

GYROTRON TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0382375
(State of incorporation)	(I.R.S. Employer Identification No.)

3412 Progress Drive
Bensalem, Pennsylvania 19020

(Address of Principal Executive Offices, Zip Code)

(215)-244-4740

(Registrant's Telephone Number, Including Area Code)

_____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 23, 2015, 14,414,058 shares of common stock, par value $0.001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYROTRON TECHNOLOGY, INC.

BALANCE SHEETS

As of

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash	$2,340	$29,316
Accounts receivable-net	2,407	520
Prepaid expenses and other current assets	-	1,580
Contract Receivable	15,504	-
Total current assets	20,251	31,416

Machinery and equipment-net	81,722	47,362
Patents-net	44,509	51,353
Other assets	12,253	12,253
Total assets	$158,735	$142,384

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Loans payable stockholders	$182,400	$85,000
Advances from stockholders	125,200	-
Accounts payable	123,830	70,145
Accrued expenses and other liabilities	81,307	14,810
Accrued employee compensation	450,397	364,105
Registration rights obligation	438,732	404,800
Total current liabilities	1,401,866	938,860

Commitments and contingencies (Note 14)

Redeemable preferred stock
1,000,000 shares authorized, $0.001 par value
Series A: 450,000 shares designated, 436,774 outstanding	3,302,099	2,948,312
Series A-1: 125,000 shares designated, 61,910 outstanding	458,753	408,606
Series A-2: 8,750 shares designated, 1,349 outstanding	47,225	-
Series B: 40,000 shares designated, 39,959 outstanding	1,540,385	1,378,552
Series B-1: 80,000 shares designated, 40,650 outstanding	1,624,010	1,512,829
Total redeemable preferred stock	6,972,472	6,248,299

Stockholders' deficiency
Common stock, 25,000,000 shares authorized, $0.001 par value, 15,222,024 shares issued and 14,414,058 shares outstanding	15,222	15,222
Additional paid-in capital	2,473,207	3,146,932
Accumulated deficit	(10,313,329)	(9,816,226)
	(7,824,900)	(6,654,072)
Treasury stock, 807,966 shares, at cost	(390,703)	(390,703)
Total stockholders' deficiency	(8,215,603)	(7,044,775)

Total liabilities, redeemable preferred stock and stockholders' deficiency	$158,735	$142,384

See accompanying notes.

GYROTRON TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30,

(Unaudited)

	2015	2014

Revenues	$62,710	$141,395

Cost of revenues	43,840	40,360

Gross profit	18,870	101,035

Operating expenses:
Selling, general and administrative	430,046	626,970
Research and development	48,549	53,573
Funded research and development	(15,504)	-
Total operating expenses	463,091	680,543

Operating loss	(444,221)	(579,508)

Other income (expense):
Extinguishment of debt	-	16,835
Interest and penalties expense	(950)	-
Loss on fair value of warrant exchange	(18,000)	-
Registration rights obligation	(33,932)	(105,344)

Net loss	(497,103)	(668,017)

Redeemable preferred stock accretion and dividends	(693,053)	(564,922)

Net loss attributable to common stockholders	$(1,190,156)	$(1,232,939)

Loss per common share-basic and diluted	$(0.08)	$(0.09)

Weighted average common shares outstanding-basic and diluted	14,414,058	13,655,582

See accompanying notes.

GYROTRON TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

For the Three Months Ended September 30,

(Unaudited)

	2015	2014

Revenues	$23,560	$48,350

Cost of revenues	19,580	12,285

Gross profit	3,980	36,065

Operating expenses:
Selling, general and administrative	124,149	226,238
Research and development	22,149	9,002
Funded research and development	(15,504)	-
Total operating expenses	130,794	235,240

Operating loss	(126,814)	(199,175)

Other (expense) income:
Extinguishment of debt	-	16,835
Interest and penalties expense	(30)	-
Loss on fair value of warrant exchange	-	-
Registration rights obligation	(20,329)	(37,760)

Net loss	(147,173)	(220,100)

Redeemable preferred stock accretion and dividends	(225,312)	(214,691)

Net loss attributable to common stockholders	$(372,485)	$(434,791)

Loss per common share-basic and diluted	$(0.03)	$(0.03)

Weighted average common shares outstanding-basic and diluted	14,414,058	14,414,054

See accompanying notes.

GYROTRON TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,

(Unaudited)

	2015	2014

Cash flows from operating activities:
Net loss	$(497,103)	$(668,017)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	13,443	69,184
Patent impairment	6,168	-
Gain on extinguishment of note payable	-	(16,835)
Stock based compensation	7,573	5,993
Loan receivable, officer, forgiven	-	24,155
(Increase) decrease in assets:
Accounts receivable	(1,887)	(140)
Contracts receivable	(15,504)	-
Prepaid expenses and other current assets	1,580	21,482
Increase (decrease) in liabilities:
Accounts payable	53,685	(31,809)
Accrued expenses and other liabilities	66,499	19,720
Accrued employee compensation	86,292	(17,920)
Registration rights obligation	33,932	105,344
Net cash used by operating activities	(245,322)	(488,843)

Cash flows from investing activities:
Deposit on capital lease	(40,410)	(40,000)
Payments for patents	(6,719)	(7,184)
Cash flows used by investing activities	(47,129)	(47,184)

Cash flows from financing activities:
Proceeds from stockholder loans	97,400	40,000
Repayments of note payable	-	(29,949)
Proceeds from sale of preferred stock, net of issuance costs	42,875	632,390
Dividends paid on Series B Preferred	-	(59,940)
Proceeds from advances from stockholders	125,200	-
Proceeds from repayment of loan receivable - director	-	8,000
Net cash provided by financing activities	265,475	590,501

Net (decrease) increase in cash	(26,976)	54,474

Cash - beginning of period	29,316	60,082

Cash - end of period	$2,340	$114,556

Supplemental disclosure of non-cash financing activities:
Common stock issued in payment of accumulated and declared dividends on Series A Preferred	$-	$1,913,479
Common stock issued in payment of accumulated and declared dividends on Series A-1 Preferred	$-	$243,440
Series B-1 preferred dividends paid by issuance of Series B-1 shares	$-	$21,625
Series A-2 preferred dividends paid by issuance of Series A-2 shares	$2,250	$-
Allocation of redeemable preferred stock proceeds to beneficial conversion feature and warrants	$13,864	$169,913
Accretion of redeemable preferred	$15,964	$173,413
Redeemable preferred dividend accrual	$676,948	$373,384

See accompanying notes.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

Basis of Presentation – The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8.03 of Regulation S-X for smaller reporting companies. Accordingly, these statements do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows with respect to the interim financial statements have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Form 10-K for the fiscal year ended December 31, 2014.

Liquidity and Management Plans - As shown in the accompanying financial statements, the Company incurred a net loss for the three and nine months ended September 30, 2015 of $147,173 and $497,103, respectively, and had negative working capital of $1,381,615 and stockholders' deficiency of $8,215,603 at September 30, 2015. Further, cash used in operating activities during the nine months ended September 30, 2015 amounted to $245,322. The Company is expected to continue to incur losses throughout the remainder of 2015. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

The Company's business strategy is to overcome these losses through commercialization and continued development of (i) applications for the gyrotron beam which will be marketed and monetized through licensing, engineering consulting and servicing and (ii) the lamination system.

The Company's management and Board of Directors have obtained additional funding after September 30, 2015 (see Note 15) and intend to obtain additional funding for general working capital needs and professional fees through private placement of its equity securities. The Company will continually evaluate funding options including additional offerings of its securities to investors. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

Accounts Receivable - The Company grants credit to substantially all of its customers, and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to $3,218 at September 30, 2015 and December 31, 2014.

Machinery and Equipment - Machinery and equipment are stated at cost net of accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets using straight-line and accelerated methods for both financial statement and income tax reporting purposes. Maintenance and repairs are charged to operations as incurred; significant betterments are capitalized. Depreciation expense amounted to $437 and $20,529 for the three months ended September 30, 2015 and 2014, respectively $6,049 and $61,586 for the nine months ended September 30, 2015 and 2014, respectively, and is included within operating expenses in the accompanying statements of operations.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

Impairment of Long-Lived Assets - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flow or appraised values, depending on the nature of the assets. There was an impairment of a patent during the nine months ended September 30, 2015 in the amount of $6,168 included in operating expenses in the accompanying statement of operations. There was no impairment of long-lived assets during the three months ended September 30, 2015 and the three and nine months ended September 30, 2014.

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

SEPTEMBER 30, 2015

(Unaudited)

NOTE 1. - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development Expenses - Research and development expenses are charged to operations as incurred. Customer funded research and development is included as income within operating expenses in the accompanying statement of operations.

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

As of September 30, 2015, there were the following common shares underlying securities that could potentially dilute future earnings:

Preferred A stock	1,637,903
Preferred A-1 stock	232,163
Preferred A-2 stock	67,464
Preferred B stock	1,410,315
Preferred B-1 stock	2,032,497
Preferred B-1 warrants	1,938,950
Series '15-I warrants	32,125
Other warrants	60,000
Stock options	60,000
7,471,417

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

SEPTEMBER 30, 2015

(Unaudited)

NOTE 1. - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Redeemable Convertible Preferred Stock - The Company classifies conditionally redeemable convertible preferred shares, which includes preferred shares subject to redemption upon the occurrence of uncertain events not solely within control of the Company, as temporary equity in the mezzanine section of the balance sheet, in accordance with the guidance enumerated in FASB ASC No. 480-10 "Distinguishing Liabilities from Equity", FASB ASC No. 210-10 "Balance Sheet" and Rule 5-02.27 of Regulation S-X, when determining the classification and measurement of preferred stock.

The Company evaluated the detachable warrants in accordance with FASB ASC No. 470-20, "Debt with Conversion and Other Options" and FASB ASC 815, "Derivatives and Hedging" and determined they were not considered a liability. As a result, proceeds from the preferred stock are allocated to the detachable stock purchase warrants based on the relative fair value of the preferred stock and warrants at issuance and recorded as additional paid-in capital.

The Company evaluated the conversion feature of the convertible preferred shares in accordance with FASB ASC No. 470-20, "Debt with Conversion and Other Options". A convertible financial instrument includes a Beneficial Conversion Feature ("BCF") when the fair market value of the preferred stock is lower than the value of common stock when the preferred stock converts to common stock at the issuance date. The BCF shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in capital.

Redeemable securities initially are recorded at their fair value minus the detachable warrants, BCF and preferred stock issuance costs. The Company recognizes discounts from the redemption value of the preferred stock immediately as they occur and adjusts the carrying amount to equal redemption value at the end of each reporting period. The Company recognizes accumulated dividends as an increase to preferred stock in the mezzanine section of the balance sheet and increase of stockholders' deficiency.

NOTE 2. - LOAN RECEIVABLE, OFFICER

The Company had a non-interest bearing loan to an officer that was due on demand. During the nine months ended September 30, 2014, the Company forgave the loan receivable in the amount of $24,155.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE 3. - MACHINERY AND EQUIPMENT

The components of machinery and equipment are as follows:

	Estimated	September 30,	December 31,
	Useful Life	2015	2014
Machinery and equipment	5 to 7 years	$882,338	$882,338
Furniture and fixtures	5 to 7 years	25,874	25,874
Deposit on equipment		40,410	-
Deposit on capital lease		40,000	40,000
		988,622	948,212
Less accumulated depreciation		(906,900)	(900.850)
		$81.722	$47362

NOTE 4. – PATENTS

The components of patents are as follows:

	September 30,	December 31,
	2015	2014
Patents	$145,520	$153,607
Less accumulated amortization	(101,010)	(102,254)
	$44,510	$51,353

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE 4. – PATENTS (CONTINUED)

The Company amortizes patent costs on a straight-line basis over the expected period of benefit of the related capitalized expenditures. Amortization expense amounted to $2,299 and $2,602 for the three months ended September 30, 2015 and 2014, respectively, and $7,394 and $7,598 for the nine months ended September 30, 2015 and 2014, respectively. Amortization expense for the next five years is expected to be approximately $3,000 for the remainder of 2015, approximately $10,000 in 2016, approximately $6,000 in 2017, approximately $4,000 in 2018 and approximately $21,000 thereafter.

NOTE 5. – STOCKHOLDER LOANS AND ADVANCES FROM STOCKHOLDERS

Gabriel Capital LP, a major stockholder of the Company, made two loans to the Company in 2014 in the amounts of $40,000 and $45,000, to purchase machinery and equipment. There is no interest on these informal loans. The $40,000 loan was to be repaid on July 1, 2015, or earlier to the extent the Company has cash in excess of $250,000. As of the date hereof, this loan has not been repaid. The $45,000 loan was to be repaid on October 1, 2015, or earlier to the extent the Company has cash in excess of $250,000. As of the date hereof, this loan has not been repaid. In May 2015, Gabriel Capital LP loaned the Company an additional $60,000 interest free to be repaid from 50% of the net proceeds of any equity financing obtained by the Company, and, in any event, to be repaid by September 30, 2015. In October 2015, Gabriel Capital LP agreed to extend the maturity of all of the above loans to January 4, 2016 and to waive the obligation to repay the May 2015 loan from equity proceeds.

During the nine months ended September 30, 2015, stockholders loaned the Company $38,000 for accounts receivable to be repaid at a premium upon collection of the accounts receivable. As of September 30, 2015, a portion of the accounts receivable has been collected and accordingly, $20,000 was due and the remaining $18,000 will be repaid upon collection of future accounts receivable.

During the nine months ended September 30, 2015, a director and his affiliates advanced $125,200 to the Company that bear no interest. The Company expects that a substantial portion of such advances will be converted into A-2 Units (see Note 8).

NOTE 6. - REDEEMABLE CONVERTIBLE PREFERRED STOCK

As further detailed below, holders of Series A, A-1, A-2, B and B-1 redeemable convertible preferred stock can take control of the board of directors in the event the Company does not accept a redemption request or the Company fails to pay dividends. In addition, a majority of the current members of the board of directors own various classes of preferred shares. As a result, these instruments have conditions for their redemption that are not within the control of the Company. Accordingly, the fair value of the Series A, A-1, A-2, B and B-1 redeemable convertible preferred stock are recorded outside of stockholders' deficiency as temporary equity in the mezzanine section of the balance sheet. The Company recognizes changes in the redemption value of the convertible preferred stock immediately as they occur, and the carrying amount of the instrument is adjusted to equal the redemption value at the end of each reporting period. The adjustment to record preferred stock at its redemption value was charged to the redeemable convertible preferred stock carrying value and additional paid in capital for the nine months ended September 30, 2015 and is further detailed in the following schedule:

	Series A	Series A-1	Series A-2	Series B	Series B-1	Total
Fair Value of Redeemable Preferred Stock as of December 31, 2014	$2,948,312	$408,606	$-	$1,378,552	$1,512,829	$6,248,299
New Issuances	-	-	44,975	-	-	44,975
Dividends accumulated	353,787	50,147	2,250	161,833	111,181	679,198
Fair Value of Redeemable Preferred Stock as of September 30, 2015	$3,302,099	$458,753	$47,225	$1,540,386	$1,624,010	$6,972,472

With respect to the new issuances of Series A-2 preferred, $15,964 of the proceeds were allocated to transaction costs, fair value of related warrants and beneficial conversion feature, and then immediately accreted to Fair Value of Redeemable Preferred Stock. Accumulated dividends on the Series A-2 Preferred of $2,250 were paid in additional shares of Series A-2 Preferred.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE 7. - SERIES A & A-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Board of Directors has designated 450,000 shares of redeemable convertible Series A par value $.001 preferred stock and 125,000 shares of redeemable convertible Series A-1 par value $.001 preferred stock. Each share of Series A and A-1 preferred stock shall has a liquidation preference equal to $6 per share plus any accrued or declared and unpaid dividends owed to holders of shares. In the event of a liquidation, winding up, or dissolution of the Company, no distribution shall be made to holders of shares of common stock ranking junior to Series A and A-1 preferred stock until holders of the Series A and A-1 preferred stock have received their liquidation preference. Series A and A-1 preferred stock rank equal with each other and the Series A-2 preferred stock (see Note 8) for all purposes and senior to Series B and B-1 preferred stock.

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

In January 2014, the Company amended the certificate of designation of the Series A Preferred with the effect of satisfying cumulative unpaid dividends through September 30, 2013 with common stock at the rate of one common share per $0.65 of dividends, and reducing the dividend rate to 10% from 18% beginning October 1, 2013. As a result of the board of directors' declaration of dividends in February 2014, $1,913,479 of cumulative dividends were satisfied by the issuance of 2,943,837 shares of common stock. These shares were issuable at September 30, 2015 and December 31, 2014, and a portion of these shares have not been issued for administrative reasons. Accordingly, the presentation in these financial statements considers these shares as effectively issued.

In May 2014, the Company amended the certificate of designation of the Series A-1 Preferred with the effect of satisfying cumulative unpaid dividends through December 31, 2013 with common stock at the rate of one common share per $0.65 of dividends, and reducing the dividend rate to 10% from 18% beginning January 1, 2014. As a result of the board of directors' declaration of dividends in June 2014, $243,440 of cumulative dividends were satisfied with 374,523 shares of common stock. These shares were issuable at September 30, 2015 and December 31, 2014, and a portion of them had not been issued for administrative reasons. Accordingly, the presentation in these financial statements considers these shares as effectively issued.

During the three months ended September 30, 2015 and 2014, there were $117,929 and $65,516, respectively, of preferred stock dividends accumulated for Series A preferred stock. During the nine months ended September 30, 2015 and 2014, there were $353,787 and $196,548, respectively, of preferred stock dividends accumulated for Series A preferred stock. At September 30, 2015 and December 31, 2014, there were cumulative unpaid dividends of $681,455 and $327,668, respectively, for Series A preferred stock.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE 7. - SERIES A & A-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

During the three months ended September 30, 2015 and 2014, there were $16,716 and $9,287 of preferred stock dividends accumulated for Series A-1 preferred stock respectively. During the nine months ended September 30, 2015 and 2014, there were $50,147 and $27,860 of preferred stock dividends accumulated for Series A-1 preferred stock. At September 30, 2015 and December 31, 2014, there were cumulative unpaid dividends of $87,293 and $37,146, respectively, for Series A-1 preferred stock.

Prior to the January 2014 amendment for Series A preferred stock and May 2014 amendment for Series A-1 preferred stock described above, on or after April 30, 2012, a holder could have requested the Company to repurchase on the date which is 31 calendar days thereafter, all shares of Series A or A-1 preferred stock held by the holder for cash equal to $6 per share plus accrued and declared but unpaid dividends as of the repurchase date. The Company had the option whether or not to agree to the repurchase. If the Company had failed to repurchase the shares, the majority holders of Series A and A-1 stock would have had the right to elect the majority of the board of directors. No such holder at any time requested the Company repurchase all shares of Series A or A-1 preferred. Majority holders did not exercise the right to elect the majority of the board of directors.

After giving effect to the aforementioned amendments, on or after May 31, 2015, a holder of the Series A or A-1 preferred stock can request the Company repurchase on the date which is 30 calendar days thereafter, all shares of Series A or A-1 preferred stock held by the holder for cash equal to $6 per share plus accrued and unpaid dividends as of the repurchase date. The Company has the option whether or not to agree to the repurchase. In the event the Company fails to repurchase, or, after December 31, 2014, payment of dividends on a series of preferred stock is four quarters in arrears, the dividend rate on that series will increase to 18% and the majority holders of said series together with holders of any series of equal seniority, will have the right to elect the majority of the board of directors until such failure or arrearage is cured. As of December 31, 2014 dividends on the Series A and A-1 were five and four quarters in arrears respectively, and at September 30, 2015, they were eight and seven quarters in arrears, respectively. Further, at September 30, 2015 the Company had not agreed to repurchase the Series A or A-1 preferred stock. Accordingly the dividend rate on the Series A and A-1 preferred stock has increased to 18%.

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

SEPTEMBER 30, 2015

(Unaudited)

NOTE 7. - SERIES A & A-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

Registration Rights - In connection with the Series A-1 preferred stock subscription agreements, the Company agreed to pay the various subscribers 1/2% of the aggregate purchase price of shares acquired each month beginning on various dates between December 1, 2009 and July 1, 2010 until i) the Company has prepared and filed a registration statement with the Securities and Exchange Commission which has been declared effective under the Securities Act or the holder is then able to sell the underlying common shares under Rule 144 promulgated pursuant to the Securities Act and ii) the Company has obtained a ticker symbol and common shares are eligible to trade on the Over the Counter Bulletin Board (OTCBB). In May 2015 the Company's common shares became eligible to trade on the OTCBB. At September 30, 2015 and December 31, 2014, the estimated liability amounted to $131,782 and $122,549, respectively, and the resulting change for the three and nine months ended September 30, 2015 amounting to $4,541 and $9,233, respectively, is included as other expense in the accompanying statements of operations. The arrangement provides for no limitation as to the maximum potential consideration to be transferred.

NOTE 8. - SERIES A-2 REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

Cumulative dividends accrue on the Series A-2 preferred stock at a rate of 10% of the $35 liquidation amount and are payable quarterly when and if declared by the Board of Directors. Through September 30, 2016, dividends are paid in kind, if they are not declared or previously paid in cash. During the three and nine months ended September 30, 2015, there were $1,152 and $2,250 of preferred stock dividends accumulated, which were paid by issuance of 33 and 64 shares of Series A-2 preferred stock, respectively.

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

For each $35 of consideration, the Company is offering units ("A-2 Units") consisting of (i) one share of A-2 preferred stock and (ii) 25 warrants to purchase one share of common stock through December 15, 2016 at $1.00 ("Series '15-I" warrants"). In the nine months ended September 30, 2015, the Company sold 1,285 units for proceeds of $42,875, net of issuance costs of $2,100. Additionally, a director and his affiliates advanced $125,200 during the nine months ended September 30, 2015 to the Company and the Company expects that a substantial portion of such advances will be converted into A-2 Units.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE 8. - SERIES A-2 REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

Because the warrants were issued in conjunction with the Series A-2 preferred stock, the proceeds of the offering were allocated between the Series A-2 preferred and the warrants based on the relative fair value of each instrument. The assumed value of the Series A-2 preferred was determined based on the fair value of the underlying common shares and the fair value of the warrants was estimated by management and approximates the value using the Black-Scholes option pricing model. During the nine months ended September 30, 2015, $4,372 was recognized as additional paid-in capital as a result of these warrants and immediately accreted to Fair Value of Redeemable Preferred Stock.

The effective conversion price of the Series A-2 was at a price lower than the market price of the common stock at the date of the issuance, resulting in a non-cash beneficial conversion feature for the nine months ended September 30, 2015 of $9,512. As there is an accumulated deficit, this beneficial conversion feature was recognized as additional paid-in capital and immediately accreted to Fair Value of Redeemable Preferred Stock.

NOTE 9. - SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Board of Directors has designated 40,000 shares of 10% redeemable convertible Series B par value $.001 preferred stock.

Commencing on July 1, 2011, cumulative dividends on each share accrue at a rate of 10% of the $30 liquidation amount. Dividends are payable quarterly in cash when and if declared by the Board of Directors. The dividends accrue whether or not they have been declared by the board of directors and whether or not there are profits or other funds legally available. During the three and nine months ended September 30, 2014, there were $29,969 and $89,908, respectively, of preferred stock dividends accumulated for Series B preferred stock, and of those, during the three and nine months ended September 30, 2014, $29,969 and $59,938 were declared and paid, respectively. During the three and nine months ended September 30, 2015, there were $53,945 and $161,833 of preferred stock dividends accumulated for the Series B preferred, respectively. At September 30, 2015 and December 31, 2014, there were cumulative unpaid dividends of $341,616 and $179,782, respectively, for the Series B preferred stock.

Each share of Series B preferred stock has a liquidation preference equal to $30 per share plus any accrued or declared and unpaid dividends owed to holders of shares. In the event of a liquidation, winding up, or dissolution of the Company, the Series B ranks senior to the common stock, junior to the Series A, A-1 and A-2 preferred stock, and equal to Series B-1 preferred stock.

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

SEPTEMBER 30, 2015

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

Warrants - In connection with the Series B preferred stock subscription agreements, purchasers' acquired ten detachable warrants for each share of purchased Series B preferred. Each warrant entitles the holder to acquire three shares of $.001 par value common stock at an exercise price of $1 per common share, and expires on the earlier of March 31, 2015 or such date after June 30, 2012 at which i) the common stock is listed on the OTCBB and ii) the shares to be acquired by exercise of the warrants have been registered under the Securities Act of 1933, for 60 consecutive days. All of these warrants expired unexercised on March 31, 2015.

Registration rights - In connection with the Series B preferred stock subscription agreement, the Company agreed to pay subscribers 1/2% of the liquidation preference of shares held by subscribers each month beginning on dates varying from January 1, 2012 to September 1, 2012 until i) the common shares are eligible for trading on the OTCBB and ii) the common shares issuable upon conversion of the shares shall be registered under the Securities Act of 1933 or the subscriber is able to sell such common shares under Rule 144. In May 2015 the Company's common shares became eligible to trade on the OTCBB. Because the transfer of consideration is probable and reasonably estimable at inception of the arrangement, the contingent liability related to registration rights was included in the allocation of proceeds in accordance with GAAP.

As of September 30, 2015 and December 31, 2014, the estimated liability amounted to $221,932 and $212,401, respectively, and the change in the estimated liability for the three and nine months ended September 30, 2015 amounting to $6,443 and $9,531 is included in other expense of the accompanying statements of operations. The arrangement provides for no limitation as to the maximum potential consideration to be transferred.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE 10. - SERIES B-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK

In November 2012, the Board of Directors designated 20,000 shares of 10% redeemable convertible Series B-1 par value $.001 preferred stock. In connection therewith, for each $35 of consideration, the Company offered one unit consisting of one share of Series B-1 convertible preferred stock and 50 common stock warrants exercisable at $1.00 per share. In March 2014, the certificate of designation was amended to increase in the shares designated to 80,000. During the three and nine months ended September 30, 2014, the Company issued 7,393 and 18,169 shares of Series B-1 preferred and 369,650 and 908,450 warrants for proceeds of $258,755 and $635,890, respectively.

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

Commencing December 31, 2012, cumulative dividends on each share accrue at a rate of 10% of the $35 liquidation amount. Dividends are payable quarterly in cash when and if declared by the Board of Directors. The dividends accrue whether or not they have been declared by the board of directors and whether or not there are profits or other funds legally available. Through March 31, 2014, in the event that dividends have not been declared by the board of directors prior to the relevant dividend payment date, such dividends shall be payable in shares of Series B-1 preferred stock. During the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, $35,569, $111,181, $30,640, and $80,693 of dividends accumulated for Series B-1 preferred stock, respectively. Of these, during the nine months ended September 30, 2014, dividends of $21,625, were paid by the issuance of 618 shares of Series B-1 preferred.

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

SEPTEMBER 30, 2015

(Unaudited)

NOTE 10. - SERIES B-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

On or after August 31, 2017, a holder can request the Company repurchase on the date which is 30 calendar days thereafter, all shares of Series B-1 preferred stock held by the holder for cash equal to $35 per share plus accrued and unpaid dividends as of the repurchase date. The Company has the option whether or not to agree to the repurchase. In the event the Company fails to repurchase or payment of Series B-1 dividends is six quarters in arrears, then the following default provisions will apply: (i) the conversion price shall decrease to $0.595, (ii) until such failure or arrearage is cured, the dividend rate will increase to 18% and (iii) the majority holders of Series B-1 preferred stock have the right to elect the majority of the board of directors. As of September 30, 2015, dividends on the Series B-1 became six quarters in arrears, thus triggering the above default provisions. Subsequent to September 30, 2015, the Company has come to a verbal understanding with all holders of the Series B-1 preferred stock to exchange the Series B-1 preferred stock for a new series of convertible preferred stock with the intended economic effect that dividends accrued and unpaid to-date and future dividends through September 30, 2016 will be paid in-kind, the dividend rate will remain at 10%, and the above default provisions shall apply if dividends subsequent to September 30, 2016 are two quarters in arrears.

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

Because the warrants were issued in conjunction with the Series B-1 preferred stock, the proceeds of the offering are allocated between the Series B-1 preferred and the warrants based on the relative fair value of each instrument. The assumed value of the Series B-1 preferred was determined based on the fair value of the underlying common shares and the fair value of the warrants was valued using the Black-Scholes option pricing model. During the three and nine months ended September 30, 2014, $26,539 and $71,856, respectively, were recognized as additional paid-in capital as a result of these warrants and immediately accreted to Fair Value of Redeemable Preferred Stock.

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

As of September 30, 2015 and December 31, 2014, the estimated liability amounted to $85,018 and $69,850, respectively, and the change in the estimated liability for the three months and nine months ended September 30, amounting to $9,346 and $15,168 is included in other expense on the accompanying statement of operations. The arrangement provides for no limitation as to the maximum potential consideration to be transferred.

Beneficial Conversion Feature- The effective conversion price of the Series B-1 was at a price lower than the market price of the common stock at the date of the issuance, resulting in a non-cash beneficial conversion feature for the three and nine months ended September 30, 2014 of $52,740 and $98,057, respectively. As there is an accumulated deficit, this beneficial conversion feature was recognized as additional paid-in capital and immediately accreted to Fair Value of Redeemable Preferred Stock.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE 11. - MOST FAVORED NATION RIGHTS

If, prior to December 31, 2016 for Series A-2 units and prior to December 31, 2015 for certain Series B-1 units, the Company closes a financing or series of financing with gross proceeds in excess of $50,000 and terms and conditions more favorable than the terms and conditions provided for in the respective Series A-2 or B-1 subscription agreement, the holders of a Series A-2 and/or B-1 unit may exchange all or any part of the unit at $35 per unit plus accrued dividends for the securities issued in the subsequent financing on the same terms of such subsequent financing ("Most Favored Nation (or "MFN") right"). Purchasers of 7,913 of the Series B-1 units have MFN rights.

Because purchasers the Series A-2 and B-1 units have MFN rights that could affect ultimate settlement of the units, the Company analyzed those instruments for embedded derivatives that require bifurcation. In connection with this analysis, the Company's determined that the Series A-2 and B-1 units are more akin to equity than debt and that the embedded features were clearly and closely related to the economic characteristics and risks of the unit. As a result, the Company concluded that the embedded features would not need to be bifurcated from the unit. Any benefit received by the holder related to the exercise of the MFN right would be recognized upon the occurrence of the contingent events based on its intrinsic value at the commitment date.

In April 2015, the Company agreed with a holder of 5,000 Series B-1 units that in the event the MFN right is triggered, he will waive such right and the Company will issue him 250,000 Series '15- I warrants in exchange for 250,000 warrants expiring March 15, 2016 that such holder acquired as part of his purchase of Series B-1 units. During the nine months ended September 30, 2015, it was considered probable that the MFN right would be triggered and the Company recorded other expense in the amount of $18,000 representing the difference in fair value between the warrants to be issued and the warrants to be forfeited. Subsequent to September 30, 2015, the MFN right of the purchasers of 7,913 of the Series B-1 units was triggered by the sale of A-2 units in excess of $50,000 (See Note 15 –Subsequent Events), and hence the foregoing agreement was triggered. The Company may seek to enter into like agreements with the holders of the remaining 2,913 B-1 units having the aforementioned rights.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE 12. - COMMON STOCK

The following is a summary of warrants outstanding and exercisable at September 30, 2015 and 2014 and activity during the nine months then ended:

	2015		2014
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding January 1	3,043,814	$1.00	2,109,364	$0.99
Issued during 9 months ended September 30,	32,125	1.00	908,450	1.00
Exercised	-	-	-	-
Lapsed	1,044,864	1.00	-	-

Outstanding at September 30,	2,031,075	0.99	3,017,814	$0.99

Exercisable at September 30,	2,031,075	$0.99	3,017,814	$0.99

Weighted average months remaining		7.02		14.44

See Note 8 – Series A-2 Redeemable Convertible Preferred Stock and Note 10 – Series B-1 Redeemable Convertible Preferred Stock related to warrants granted during the nine months ended September 30, 2015 and 2014, respectively.

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

In July 2014, the Company granted a director 60,000 five year options to purchase common stock at an exercise price of $0.725 per share, of which 12,000 options vested on the grant date, and 12,000 vested in each of October 2014, January 2015, April 2015 and July 2015. The value of the options was determined to be $16,962 using the Black Scholes pricing model. During the three and nine months ended September 30, 2015, $792 and $7,576 of that amount was recognized. Unrecognized stock based compensation expense amounted to $0 and $7,576 as of September 30, 2015 and December 31, 2014, respectively.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE 14. - COMMITMENTS AND CONTINGENCIES

In July 2014, the Company entered into an agreement to lease a new gyrotron and associated equipment from a vendor pursuant to a capital lease. The lease requires four payments aggregating $220,000, of which $40,000 was paid, $45,000 is due upon successful launch (expected by the fourth quarter of 2015), and $75,000 and $60,000 is due at the first and second anniversary of launch, respectively. The lease contains a $1 bargain purchase option following the completion of payments made by the Company. The term of the lease begins when the equipment is commissioned at the Bensalem, Pennsylvania facility, which has not occurred as of September 30, 2015.

In February 2015 the Company entered into an agreement to purchase a cyromagnet for $134,700 of which $40,410 was paid in April 2015, $40,410 will be due 30 days after delivery (which took place at the end of October 2015), $26,940 will be due 6 months after successful provisional acceptance testing and $26,940 will be due 18 months after successful provisional acceptance testing.

Leases - The Company leases office and warehouse space under an operating lease which expired on July 31, 2015, and was automatically renewed on that date for an additional 12 months at $9,846/month. Rent expense for the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014 amounted to $31,392, $90,584, $26,276 and $76,524, respectively.

Aggregate future minimum lease payments from September 30, 2015 under the non-cancelable operating lease are $98,460 through July 2016. The Company has made a $12,253 security deposit included within other assets in the accompanying balance sheets as of September 30, 2015 and December 31, 2014.

Claims - The Company is subject to a claim arising in the normal course of business. In the opinion of management, the amount of the ultimate liability, if any, with respect this action will not have a material adverse effect on the financial position, results of operation or cash flow of the Company.

Cost Sharing - The Company has entered into an agreement to act as a subcontractor to the prime contractor in a research and development project majority funded by the Department of Energy ("DOE") which calls for 70%/30% cost sharing between the DOE and the prime contractor. The Company has a subcontract with the prime contractor that calls for the Company to bear 30% of the cost of its work. If the DOE continues to fund the project and the agreement is not otherwise terminated, the agreement contemplates that the Company's 30% share of the costs over a two and a half year period will be $51,709. The 70% subcontracted payment to the Company for the three and nine months ended September 30, 2015 is shown in the Statements of Operations as funded research and development.

NOTE 15. – SUBSEQUENT EVENTS

Subsequent to September 30, 2015 a director and his affiliates advanced $25,600 to the Company, and the Company sold 350 A-2 Units for proceeds of $11,935, net of issuance costs of $315. As a result, aggregate sales of the A-2 units exceeded $50,000, which triggered certain MFN rights. See Note 11- Most Favored Nation Rights.

Item 2. Management's Discussion and Analysis or Plan of Operations.

As used in this Report on Form 10-Q (this "Report"), unless the context otherwise indicates, references to the "Company," the "Registrant," "we," "our," or "us" refers to Gyrotron Technology, Inc.

Forward-Looking Statements

Certain statements contained in this report, including statements regarding our business, financial condition, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as "may," "will," "should," "expects," "anticipates," "contemplates," "estimates," "believes," "plans," "projected," "predicts," "potential," or "continue" or the negative of these similar terms. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Overview

We were incorporated in State of Delaware on April 13, 1998 to capitalize on the industrial potential of the gyrotron beam. The Company's current product offerings fall into two broad categories - a suite of material processing applications based on the unique heating characteristics of the gyrotron beam, and its GLS market-ready autoclave-free system for glass lamination and encapsulation.

Results of Operations

For the three months ended September 30, 2015 and September 30, 2014

Revenues

The Company generated $23,560 in revenues during the quarter ended September 30, 2015, as compared to $48,350 in revenues for the quarter ended September 30, 2014. In the quarter ended September 30, 2015, almost all revenue came from a one-time feasibility study, from one customer, whereas in the quarter ended September 30,2014, almost all revenue came from two one-time feasibility studies, one with this same customer and one with a different customer.

Total operating expenses

During the quarter ended September 30, 2015, total operating expenses were $130,794 which consisted of selling, general and administrative expenses of $124,149 and research and development expenses, net of funded research and development expenses of $6,645. During the quarter ended September 30, 2014, total operating expenses were $235,240, which consisted of selling, general and administrative expenses of $226,238 and research and development expenses of $9,002. Total operating expenses decreased $104,446, or approximately 44%. The decrease in selling, general and administrative expenses was primarily due to the absence of consulting fees and lower depreciation expense as a result of equipment becoming fully depreciated in the fourth quarter of 2014.

Net Loss

During the quarter ended September 30, 2015, the Company had a net loss of $147,173, as compared with a net loss of $220,100 for the quarter ended September 30, 2014. The decreased loss was primarily due to the decrease in operating expenses detailed above, offset in part by the decrease in gross profit from $36,065 to $3,980.

For the nine months ended September 30, 2015 and September 30, 2014

Revenues

The Company generated $141,395 in revenues during the nine months ended September 30, 2015, as compared to $62,710 in revenues for the nine months ended September 30, 2014. In each nine month period, almost all revenue came from a one-time feasibility study, each from a different customer.

Total operating expenses

During the nine months ended September 30, 2015, total operating expenses were $463,091, which consisted of selling, general and administrative expenses of $430,046 and research and development expenses, net of funded research and development expenses, of $33,045. During the nine months ended September 30, 2014, total operating expenses were $680,543, which consisted of selling, general and administrative expenses of $626,970 and research and development expenses of $53,573. Total operating expenses decreased $217,452, or approximately 32%. The decrease in selling, general and administrative expenses was due primarily due to decreased consulting fees, lower depreciation expense as a result of equipment becoming fully depreciated in the fourth quarter of 2014, and the decrease in research and development expense was due primarily to partial funding by a third party.

Net Loss

During the nine months ended September 30, 2015, we had a net loss of $497,103, as compared with a net loss of $668,017 for the nine months ended September 30, 2014. The decreased loss was primarily due to the decrease in operating expenses detailed above as well as a decrease in accrual for registration rights obligation from $105,344 to $33,932, offset in part by the decrease in gross profit from $101,035 to $18,870 and a one-time loss on a warrant exchange of $18,000.

Liquidity and Capital Resources

As of September 30, 2015, we had $2,340 of cash.

Management estimates that the Company will need approximately $400,000 for the next 12 months of operations. The Company does not have sufficient cash to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. If the Company fails to raise adequate capital, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss for the three and nine months ended September 30, 2015 of $147,173 and $497,103, respectively, and had negative working capital of $1,381,615 and stockholders' deficiency of $8,215,603 at September 30, 2015. Cash used in operating activities during the nine months ended September 30, 2015 amounted to $245,322. The Company is expected to continue to incur losses throughout the remainder of 2015.

These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

Impairment of Long-Lived Assets - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was an impairment of a patent during the nine months ended September 30, 2015 in the amount of $6,168 included in operating expenses in the accompanying statement of operations. There was no impairment of long-lived assets during the nine months ended September 30, 2014.

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

Redeemable Convertible Preferred Stock - The Company classifies conditionally redeemable convertible preferred shares, which includes preferred shares subject to redemption upon the occurrence of uncertain events not solely within control of the Company, as temporary equity in the mezzanine section of the consolidated balance sheet, in accordance with the guidance enumerated in FASB ASC No. 480-10 "Distinguishing Liabilities from Equity", FASB ASC No. 210-10 "Balance Sheet" and Rule 5-02.27 of Regulation S-X, when determining the classification and measurement of preferred stock.

The Company evaluated the detachable warrants in accordance with FASB ASC No. 470-20, "Debt with Conversion and Other Options" and FASB ASC 815, "Derivatives and Hedging" and determined they were not considered a liability. As a result, proceeds from the preferred stock are allocated to the detachable stock purchase warrants based on the relative fair value of the preferred stock and warrants at

The Company evaluated the conversion feature of the convertible preferred shares in accordance with FASB ASC No. 470-20, "Debt with Conversion and Other Options". A convertible financial instrument includes a Beneficial Conversion Feature ("BCF") when the fair market value of the preferred stock is lower than the value of common stock when the preferred stock converts to common stock at the issuance date. The BCF shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in capital.

Redeemable securities initially are recorded at their fair value minus the detachable warrants, BCF and preferred stock issuance costs. The Company recognizes discounts from the redemption value of the preferred stock immediately as they occur and adjusts the carrying amount to equal redemption value at the end of each reporting period. The Company recognizes accumulated dividends as an increase to preferred stock in the mezzanine section of the balance sheet and increase of stockholders' deficiency.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company", we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, who is also our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2015. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of September 30, 2015, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Given the limited number of personnel responsible for accounting for and managing transaction and funds in the company, there is an inherent limitation to the Company's ability to establish segregation of duties. Moreover, the Company has a limited number of qualified accounting personnel involved in the maintenance of accounting records and the Company has been unable to maintain adequate control activities or monitoring processes.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is subject to a claim arising in the normal course of business. In the opinion of management, the amount of the ultimate liability, if any, with respect this action will not have a material adverse effect on the financial position, results of operation or cash flow of the Company. Otherwise, there are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company, and the Company's property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors.

As a "smaller reporting company", we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent sales of unregistered securities

There were no sales of unregistered securities during the Company's fiscal quarter ended September 30, 2015.

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

GYROTRON TECHNOLOGY, INC.

Date: November 23, 2015	By:	/s/ Vlad Sklyarevich
Vlad Sklyarevich
President, Treasurer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

