Form 10-K
period 2015-12-31
GYROTRON TECHNOLOGY INC
filed 2016-06-16
CIK 1369795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission file number: 000-55294

GYROTRON TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	51-0382375
(State of incorporation)	(I.R.S. Employer Identification No.)

3412 Progress Drive

Bensalem, Pennsylvania 19020

(Address of principal executive offices)

(215)-244-4740

(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $3,392,000.

As of June 15, 2016, there were 14,414,058 shares of the issuer's common stock issued and outstanding.

Documents Incorporated By Reference: None

PART I

Item 1. Business.

As used in this Annual Report on Form 10-K (this "Report"), references to the "Company," the "Registrant," "GTI", "we," "our" or "us" refer to Gyrotron Technology, Inc., unless the context otherwise indicates.

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

Overview

We incorporated in Delaware on April 13, 1998 to capitalize on the industrial potential of the gyrotron beam. The Company's operations include (i) developing and licensing industrial technologies based on the gyrotron beam, and (ii) marketing a patented, continuous in-line process and equipment for the lamination of architectural flat glass and displays, and encapsulation of solar modules (the "Gyrotron Laminating System" or "GLS"). When the Company was established, it purchased a gyrotron and began researching and developing technologies for utilizing the gyrotron in industrial applications, building in part upon the prior experience of its principal scientist, Dr. Sklyarevich, in gyrotron technology. The Company began developing the GLS in 2005. The gyrotron is a generator of high-power concentrated electromagnetic energy, invented in the former USSR and is used primarily in high-energy physics. It is a source of energy that shares some characteristics with the laser and the microwave, while possessing unique capabilities. We believe that these capabilities can be used to allow improvements and breakthroughs both in industrial processes and product development in a broad range of industries and that we can provide novel methods for heating for industrial processing that have the potential for major cost savings over conventional manufacturing techniques. The Company has developed numerous industrial processes and process concepts based on the use of the gyrotron, primarily for the glass, semiconductor, food plastics and solar cell industries. We have been granted patents for several of these processes.

The Company expects to generate revenues by licensing the use of its gyrotron technologies as well as providing complementary services. While customers will need to acquire gyrotrons from a third party, the Company will assist the customer in determining the specifications of the gyrotron to suit the customer's need and integrate the gyrotron into customers' manufacturing processes. The Company does not produce or sell gyrotrons. In the past, we leased a gyrotron from its manufacturer and sub-leased it to a customer but we do not expect to generate revenues from leasing gyrotrons in the future.

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

Gyrotron Beam

The gyrotron is known to have the ability to achieve high power density over large areas in a continuous beam or with ultra-sharp pulses, and is energy efficient. It is also known that the electromagnetic beam it generates can be shaped to a desired size and form through the use of sophisticated optical systems. Company scientists have researched the interaction of the gyrotron beam with a broad range of industrial materials for over two decades, since the founding of the Company and prior thereto, and developed technology based on their research. As a result of their work the Company believes (a) that the gyrotron beam's efficiency as a heat source make it suitable for industrial materials processing for glass, semiconductors, polymers, composites, ceramics and other nonmetallic materials, and, in certain instances, even metal; (b) that in a broad range of applications it

•	can heat uniformly or selectively heat to a desired depth or inside materials to a desired plane;
•	is capable of variable heating rates, including ultra-sharp pulses;
•	can be space-saving; and
•	is highly energy efficient;

and (c) that these and other of its characteristics will make it a commercially preferable alternative in many industrial heating applications.

The Company believes that, in a variety of heating applications (e.g., annealing, melting, drying and curing), functions normally performed by extensive tunnel furnaces can be performed by a less costly, more efficient and much smaller gyrotron installation. The Company believes that the gyrotron beam's ability to heat adjacent materials to different temperatures can allow high-performance configurations of materials that otherwise cannot be used together due to their different tolerance of heat.

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

The Company intends to continue its focus on the application of gyrotron beam technology to glass products manufacturing, food sterilization, plastics, composites and semiconductor fabrication. In glass products manufacturing, the Company believes the gyrotron beam provides superior alternatives for anealing, melting, cutting, bending, tempering and sealing. The unique features of the gyrotron beam allow the manufacture of semiconductor chips with ultra-shallow junctions and high concentrations of active carriers (dopants), therefore we believe that the beam will enhance performance and lower cost. The Company also believes that the use of gyrotron beam technology in the manufacture of solar cells will allow for the growth of superior crystals and more efficient activation of dopants.

Food-borne pathogens on meat and produce are a well-known major public health issue. We have technologies for decontaminating meat and solid and semi-solid produce (e.g. cantaloupes, cucumbers and fruit) and believe that such technology may provide a significant improvement over currently available approaches for reducing the risk of foodborne pathogens. In our laboratory-scale tests, heating surfaces of meat and certain kinds of produce for a small fraction of a second with the gyrotron reduced the bacteria count on those surfaces by a factor of greater than 100,000, without compromising appearance.

In late 2010, the Company executed an agreement in connection with which the customer installed a gyrotron on a new customer-built line in mid-2012 which has been used for perfecting production techniques for a range of low volume high specification products as well as some commercial production. The Company received a modest royalty for such commercial production through October 2015 and thereafter the royalty rate increased very sharply. The Company believes that there are substantial further opportunities with this manufacturer and expects to commence paid testing on a new project in the third quarter of 2016. The Company is also in discussions with other manufacturers on a number of glass-related projects.

The Company hopes that gyrotron beam technology will be the primary driver for the Company's growth due to the diversity of uses for this technology across a broad spectrum of materials processing disciplines. The Company is not aware of any other commercial group focused on developing gyrotron technology for broad commercial use. The Company's model for commercializing its gyrotron beam applications contemplates engineering design services and technology licensing. The Company anticipates working with its customers to install the equipment to utilize the gyrotron beam tailored to their individual needs, collaborating on system design, providing ongoing engineering support, assisting in the customer's procurement of system components and hardware and licensing the use of its technology.

The Company believes that the superiority of its gyrotron beam applications is compelling. Nevertheless, realization of the commercial potential of the gyrotron beam technology has lagged because of the lack of development and marketing resources. The Company's ability to hire engineering staff and to purchase additional research and development (R&D) equipment has been limited. The Company does not have the resources to create pilot setups in-house on an appropriate scale to fully demonstrate its technologies. Successful commercialization has also been hampered by the absence of a sustained, multidisciplinary marketing effort, which the Company has been unable to mount as a result of, among other reasons, the lack of sufficient capital.

Commercialization of gyrotron beam technologies has also lagged because of issues related to procuring the gyrotron machine. Although there are a number of gyrotron manufacturers worldwide, the manufacturer that the Company considers the best-suited and most cost-effective for its applications is a Russian manufacturer with no U.S. presence. The Company believes that CPI International, Inc., a manufacturer of microwave and radio frequency products ("CPI") headquartered in Palo Alto, California, can over time be a viable alternative source of procurement for gyrotron units suited to applications developed by the Company. However, at this time CPI's products would be more expensive than those of Russian manufacture and would have a longer lead time to delivery.

In July 2014, the Company entered into an agreement to lease a new gyrotron and associated equipment from a vendor pursuant to a capital lease. As amended in May 2016, the lease requires four payments aggregating $220,000, $40,000 of which was paid up-front, and $45,000, $75,000 and $60,000, are due on August 1, 2016, January 31, 2017, and January 31, 2018, respectively. Should the Company fail to timely make the $45,000 payment, it is required to return the gyrotron to the manufacturer by September 30, 2016. The lease contains a $1 bargain purchase option following the completion of payments made by the Company. The Company needs a cryomagnet in order to use the new gyrotron it is leasing, and in February 2015 the Company entered into an agreement to purchase a cyromagnet for $134,700 of which $40,410 has been paid, $40,410 was due 30 days after delivery (which took place in the fourth quarter of 2015) and has not yet been paid, $26,940 will be due 6 months after successful provisional acceptance testing (which has not taken place), and $26,940 will be due 18 months after successful provisional acceptance testing.

In April, 2015, the Company entered into a Subaward and Development Agreement with PPG Industries, Inc. ("PPG"), pursuant to which GTI was retained by PPG to provide expertise relating to microwave heating techniques as applied to glass joining processes as a subcontractor in a project majority funded by the Department of Energy ("DOE") which called for PPG to demonstrate components of a fabricate-on-demand vacuum insulating glazing ("VIG") manufacturing process. PPG's contract with the DOE called for 70%/30% cost sharing between the DOE and PPG, and GTI's subcontract also called for GTI to bear 30% of the cost of its work. GTI was paid $55,794 for the work it performed under this agreement in 2015. Although this project was originally contemplated to last for two and a half years, GTI was informed that as of year-end 2015 the DOE decided not to continue the project. GTI is currently in discussions with a European multinational that has been actively trying to develop VIG glazings and has expressed interest in GTI's VIG technology.

Gyrotron Laminating System ("GLS")

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

Commercialization Models. The Company intends to market and sell the GLS system using third party equipment manufacturers for the production of the required hardware. The Company also expects to offer design, consulting and maintenance services for GLS installations. The Company's business model for commercialization of the GLS system includes both sales of GLS systems as well as ongoing royalty arrangements based upon production square footage of laminate product. The Company intends to explore global licensing or joint venturing with established equipment manufacturers having global marketing and servicing capabilities. In December 2015 we entered into an agreement with a manufacturer of glass processing equipment to produce the company's newly improved GLS system. Pursuant to the agreement both GTI and the manufacturer will initially market the GLS system and share profit. The manufacturer has informed us that it has expressions of interest from its customer base that it expects to complete a demonstration model in the third quarter of 2016 and be able to deliver equipment in the fourth quarter. GTI and the manufacturer anticipate negotiating an exclusive license agreement for certain geographic areas later this year.

Products and Applications

The Company's current product offerings fall into two broad categories - a suite of material processing applications based on the unique heating characteristics of the gyrotron beam, and the GLS, a market-ready autoclave-free system for glass lamination and encapsulation. With respect to gyrotron based applications, the Company's technology for heating and bending glass is in commercial use. Other applications will require some or extensive development, engineering and customization before they can be used commercially.

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

Cutting. Glass cutting with the gyrotron beam offers many advantages, including a superior quality edge, without chips or other defects; the absence of residual stress and dust; the ability to cut a wide range of glass thickness; elimination of the need for cleaning, grinding, and polishing; and high speed, accuracy and yield. For example, the plastic film in laminated glass makes cutting glass laminates particularly difficult. Cutting requires specialized equipment, which is subject to the limitations of conventional glass cutting techniques. With gyrotron beam technology, glass laminates can be cut quickly, cleanly and efficiently. The cutting characteristics of the gyrotron beam make it particularly well suited for cutting liquid crystal display ("LCD") glass, with its sensitive inlay of conductive and display elements, as well as thick and very thin glass.

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

Semiconductors. We believe that Gyrotron beam technology provides a unique and highly efficient method for various aspects of semiconductor fabrication. One such application is Rapid Thermal Processing ("RTP"), a manufacturing process that heats semiconductor wafers to high temperatures on a very short time scale. The process is used for:

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

Solar Cells. The Company's unique processes for semiconductor fabrication and lamination combine for substantial enhancements in solar cell production. Because of the ability of the gyrotron beam to heat selectively by layer, the semiconductors that form the active component of the solar cells can be heated to very high temperatures in a very short period of time, while the substrates on which they rest stay at a much lower temperature and remain undamaged. This simplifies processing, reduces processing time and enhances yield.

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

Management believes that specific advantages of the Company's processes include:

•	Annealing. Taking advantage of the pulsed power of the gyrotron beam, oriented crystallization can be achieved in the annealing process, resulting in higher photovoltaic efficiencies.
•	Activation. The gyrotron's sharp and powerful heat pulse provides a very efficient process for activating dopants in the photosensitive semiconductor layer.
•	Encapsulation. The Company's GLS process allows for encapsulation with a significantly lower level of retained moisture than current technology, thereby increasing the lifetime of solar products.

The Company believes that the demand for solar energy devices and installations will increase over time, especially with the rising costs of carbon-based fuels. To date, high manufacturing costs and low photovoltaic efficiencies have been an impediment to the growth of solar power. The Company believes that its gyrotron beam applications may lower manufacturing costs and raise efficiencies of solar cells, particularly as applied to thin film solar cells, and thus may find a market with producers of solar panels and related devices.

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

Laminated glass consists of two or more layers of ordinary annealed glass with a plastic film, most often polyvinyl butyral ("PVB"), sandwiched in between. The interlayering of the plastic film keeps the glass from shattering or breaking up into large sharp pieces on impact. Laminated glass is used for automobile windshields and in other environments where shattered glass presents a human hazard. In addition to windshields, applications for laminated glass include skylights, windows and storefronts in hurricane prone areas, sound-proofing for hotels and airports, ultra-violet ray control, heat and cold insulation and glass railings.

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

Encapsulation and Other Applications. Encapsulation refers to application of a protective layer of thermoplastic film over sensitive components, e.g. for protection of solar cells. Conventional encapsulation processes for solar cells use ethylene vinyl acetate ("EVA")-based films. EVA is costly and slow to laminate and cure. Because of this, alternative encapsulant films are being sought and introduced.

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

Commercialization. The Company intends to market and sell complete GLS installations manufactured by third-party manufacturers. The Company intends to explore global licensing or joint venturing with established equipment manufacturers having global marketing and servicing capabilities. In December 2015 we entered into an agreement with an overseas regional manufacturer of glass processing equipment to produce the company's newly improved GLS system. Pursuant to the agreement both GTI and the manufacturer will initially market the GLS system and share profit. The manufacturer has informed us that it has expressions of interest from its customer base, that it expects to complete a demonstration model in the third quarter of 2016, and that it expects to be able to deliver equipment in the fourth quarter. GTI and the manufacturer anticipate negotiating an exclusive license agreement for certain geographic areas later in 2016.

The Company has engineered the GLS system with a modular design so that it is scalable to a customer's needs. The system can be configured with an optional pre-heating unit and one or more optional post-heating units. The pre- and post-heating units, which operate at normal pressure, can reduce the cycle time of the lamination process and increase throughput, allowing more efficient use of the vacuum unit that is the key to the GLS process. The components can also be scaled to the size of the glass that a customer wishes to process, up to three by six meters. The price of a particular system will depend on the size of the glass that can be processed and the number and configuration of components.

The Company's business model for commercialization of the GLS system includes both sales of GLS systems as well as ongoing royalty arrangements based upon production square footage of laminate product.

The Company also hopes to receive design fees, since each installation of GLS will need to be customized for the particular needs and configuration of its customers, and consulting and service fees for assisting in ongoing maintenance and system upgrade.

Customers.

During the year ended December 31, 2015, the Company derived substantially all revenue from one customer. During the year ended December 31, 2014, all revenue was derived from two customers.

Intellectual Property.

The Company holds six United States patents. These patents are owned free and clear, and the Company does not owe any license fees or royalty fee obligations to any third parties.

The Company has four gyrotron beam-related patents, including technological developments in glass, semiconductors and critical technical aspects of gyrotron processing. The Company has two patents relating to the GLS process and equipment design. In addition, the Company has filed three further patent applications and additional provisional patent applications and expects to file an additional patent or provisional patent applications in 2016.

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

A method of thermally treating a glass-like material, preferably a glass sheet, without the use of conventional tunnel-type furnaces, to effect rapid heating of glass and glass-like materials from any initial temperature to any required temperature so that the glass sheet can be processed by shaping, bending, tempering, annealing, coating and floating of the glass sheet without cracking of the glass sheet is described. In the inventive method a microwave radiation with appropriate uniformity, frequency and power density is chosen so as to accomplish glass heating from any initial temperature to any required (e.g., softened) temperature in a selected short time while ensuring that the temperature distribution on the external surfaces and in the interior of the glass sheet that arises from microwave exposure is uniform enough to prevent the exposed glass sheet's internal thermal stress from exceeding its modulus of the rupture, thereby avoiding glass breakage.

3. Method And Apparatus For Forming Ultra-Shallow Junction For Semiconductor Device	US 6,423,605

A practical low-cost method for forming an ultra-shallow junction in a semiconductor material is provided. The method is directed to an initial rapid thermal annealing (RTA) process using a heat source at a selected temperature and time sufficient to eliminate lattice defects without significant diffusion of the dopants, along with subsequent exposure to electromagnetic radiation having a frequency in the range of the resonance frequency of interstitial impurity ions. The intensity of the electric field is selected to be proportional to the value of the activation barrier potential of the impurity ions. The method may be used for any dopant material.

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

5. Method for laminating glass sheets using short wave radiation	US 7,344,613

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

6. Method And Apparatus For Laminating Glass Sheets	US 7,476,284

The invention relates to a method and apparatus for laminating glass articles without using an autoclave. The sandwich structure to be laminated is preheated than is placed in a controllable vacuum and subjected to electromagnetic radiation with specified frequencies and power.

Research and Development

The Company spent $117,205 and $68,203 for the years ended December 31, 2015 and December 31, 2014, respectively, on research and development, none of which was borne by customers, except for $55,794 in the year ended December 31, 2015, which was funded by a sub-award under a US government contract.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease 8,000 square feet of industrial and office space at 3412 Progress Drive, Bensalem, Pennsylvania 19020, pursuant to a lease that expires in July 2016. We believe that such space is adequate for our current operations and expect that when the lease expires it will be renewed. Monthly lease payments are approximately $9,600.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Market Information

Our common stock has been quoted on the over the counter pink sheets under the trading symbol GYTI.PK since March 2012. The following table shows the high and low last bid prices for our common shares on the pink sheets for periods indicated. The following prices reflect inter-dealer prices, without retail mark-up, mark-down or commission:

Fiscal Year 2014	High Bid	Low Bid
Fourth Quarter	$0.76	$0.60
Third Quarter	$0.78	$0.65
Second Quarter	$0.81	$0.65
First Quarter	$0.71	$0.45

Fiscal Year 2015	High Bid	Low Bid
Fourth Quarter	$0.78	$0.65
Third Quarter	$0.86	$0.73
Second Quarter	$0.82	$0.47
First Quarter	$0.76	$0.70

On June 14, 2016, the closing bid price of our common stock on the OTC pink sheets quotation system was $0.51 per share.

Holders

As of June 14, 2016, there were approximately 57 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plan as of December 31, 2015:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	-	$-	-

Equity compensation plans not approved by security holders	60,000	$0.725	1,140,000

During 2006, the Board authorized the creation of a stock option pool of 1,200,000 stock options (as adjusted for a 200% stock dividend declared in August 2012) to purchase shares of the Company's common stock to officers and salaried employees of the Company, members of the Board, consultants and other key employees as determined by the Board. Awards are determined by the Board. The right to grant options under the plan expires in December 2016.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Below is a description of sales by the Company of unregistered securities during the fiscal year ended December 31, 2015.

From April to November 2015, the Company offered and sold to 4 unaffiliated US investors an aggregate of 1,635 units, each consisting of (i) one share of 10% Convertible Series A-2 preferred stock, par value $.001 per share (the "Series A-2") and (ii) 25 warrants to purchase one share of common stock through December 15, 2016 at an exercise price of $1.00 per share ("A-2 Units") at a price of $35 per unit. Additionally, in 2015 the Company issued 104 shares of Series A-2 as pay in kind dividends.

In December, 2015, the Company offered and sold to one unaffiliated purchaser 500 units, each consisting of (i) one share of 10% Convertible Redeemable Series B-2 preferred stock, par value $.001 per share (the "Series B-2") and (ii) 50 warrants to purchase one share of common stock through December 15, 2016 at an exercise price of $1.00 per share ("B-2 Unit") at a price of $35 per unit.

The certificates of designation for the Series A-2 and Series B-2 have been filed as exhibit 3.12 to the Current Report on Form 8-K filed with the SEC on April 8, 2015 and exhibit 3.14 to the Current Report on Form 8-K filed with the SEC on December 23, 2015, respectively. See also footnote 8 to the financial statements included in this Form 10-K.

All certificates evidencing the equity securities issued and described above contain a legend (1) stating that the shares have not been registered under the Securities Act and (2) setting forth or referring to the restrictions on transferability and sale of the shares under the Securities Act. All of the above securities were offered and issued pursuant to an exemption from registration requirements under the Securities Act of 1933 as amended, pursuant to Section 4(a)(2) of such Act.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company's financial statements, which are included elsewhere in this Annual Report on Form 10-K. Certain statements contained in this Report, including statements regarding the development of the Company's business, the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Overview

We incorporated in the State of Delaware on April 13, 1998 to capitalize on the industrial potential of the gyrotron beam. The Company's current product offerings fall into two broad categories - a suite of material processing applications based on the unique heating characteristics of the gyrotron beam, and its GLS market-ready autoclave-free system for glass lamination and encapsulation.

Results of Operations

Year Ended December 31, 2015 compared to December 31, 2014

Revenues

We generated revenues of $80,697 in the year ended December 31, 2015 compared with revenues of $141,775 for the year ended December 31, 2014. The vast majority of the revenues for the years ended December 31, 2015 and 2014 were derived from testing and theoretical modeling done for customers.

Operating Expenses

During the year ended December 31, 2015, total operating expenses were $582,614, as compared to total operating expenses of $890,039 for the year ended December 31, 2014. The operating expenses consisted of research and development expenses of $117,205, of which $55,794 was funded by a sub-award under a government contract, and selling, general and administrative expenses of $521,203 as compared with selling, general and administrative expenses of $821,836 and research and development expenses of $68,203 for the year ended December 31, 2014. The decrease in selling, general and administrative expenses was primarily related to the absence of consulting fees and lower depreciation expense as a result of equipment becoming fully depreciated in the fourth quarter of 2014.

Net Loss

During the year ended December 31, 2015, the Company had a net loss of $720,783 as compared to a net loss of $916,203 for the year ended December 31, 2014. The decrease in net loss was primarily the result of decreased levels of selling, general and administrative expenses as described above.

Liquidity and Capital Resources

The Company has historically met its liquidity and capital requirements through the private placement of preferred instruments and loans from officers and stockholders most of which were converted to equity by the officers and stockholders. The Company's cash balances are not adequate to fund operations for the next twelve months. As of December 31, 2015, the Company had no cash, and currently has approximately $15,000 in cash. In 2016 to date, the Company's management and Board of Directors have obtained funding of approximately $198,000 through stockholder advances and loans and the sale of equity securities and intend to obtain additional funding for general working capital needs and professional fees through private placement of its equity securities. The Company anticipates that as of the date hereof it will need about $400,000 in additional financing for the coming 12 months. The Company will continually evaluate funding options including additional offerings of its securities to investors. There can be no assurance as to the availability or terms upon which such financing alternatives might be available. The Company has no agreements or arrangements currently in place for alternative financing sources.

Net cash used by operating activities for the year ended December 31, 2015 was $294,678 compared to $637,284 for the year ended December 31, 2014. Net cash provided by financing activities for the year ended December 31, 2015 was $324,582 compared to $653,702 for the year ended December 31, 2014.

Going Concern Consideration

Our auditors have issued a going concern opinion on our audited financial statements for the year ended December 31, 2015. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. We hope to obtain additional funding for general working capital needs and professional fees, primarily through private placement of our equity securities. Equity financing would result in additional dilution to existing stockholders. The Company will continually evaluate funding options. There can be no assurance as to the availability or terms upon which such financing alternatives might be available. We currently have no commitments agreements or arrangements to obtain financing through private offerings of equity, bank loans, lines of credit or any other sources. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

The Company incurred net losses for the years ended December 31, 2015 and 2014 of $720,783 and $916,203, respectively, and had a working capital deficiency of $1,653,863 and stockholders' deficiency of $8,694,723 at December 31, 2015. The Company is expected to continue to incur losses for the next twelve months.

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

Impairment of Long-Lived Assets - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the year ended December 31, 2015 there was an impairment of a patent in the amount of $6,168. During the year ended December 31, 2014 there was no impairment of long-lived assets.

Income Taxes - The Company has approximately $8,661,000 in federal and state net operating loss carryforwards ("NOL's") as of December 31, 2015 available to reduce future taxable income which begin to expire in 2018. Due to the uncertainty of the Company's ability to generate sufficient taxable income in the future to utilize the NOL's before they expire, the Company has recorded a valuation allowance to reduce the gross deferred tax asset to zero.

Research and Development Expenses - Research and development expenses are charged to operations as incurred. Customer funded research and development is included within operating expenses as a reduction of research and development expense.

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

Recent Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted - In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016 subsequently extended to December 15, 2017, and for annual and interim periods thereafter. Early application is permitted. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In February 2016, the FASB issued an accounting standard update ASU 2016-02, "Leases", which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has not yet evaluated nor has it determined the effect of the standard on its ongoing financial reporting.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements.

The financial statements required by this item are set forth as a separate section of this Form 10-K. See Item 15(a) for a listing of financial statements provided in the section titled "Financial Statements": The financial statements begin on page F-1 of this Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties and certain procedural controls discussed below, the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that the Company's disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses discussed below, our principal executive officer and principal financial officer has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. Although there were instances where the Company did not recognize or appropriately apply U.S. generally accepted accounting principles with respect to equity transactions, certain accrued expenses and recording of equipment, these variances were corrected by audit adjustments.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015. The evaluation used as an underlying framework the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. A material weakness is a deficiency, or a combination of misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Based on management's assessment, including consideration of the material weaknesses discussed below, management has concluded that the Company's internal control over financial reporting was not effective as of December 31, 2015.

In its evaluation, management identified a lack of segregation of duties as well as errors in financial statement presentation and disclosure. Further, there are insufficient controls regarding authorization and review of payments and journal entries. The Company does not have a formal written internal control policies and procedures. There is a lack of segregation of duties at the Company due to the lack of employees dealing with general administrative and financial matters. For example, there should be different employees designated for various stages, such as posting journal entries, signing checks and receiving returned checks. Further, the Company does not employ anyone with experience in identifying and accounting for complex transactions in accordance with GAAP.  Accordingly, there are material weaknesses in our internal control over financial reporting. However, at this time management has concluded that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of internal accounting experience and lack of segregation of duties are low and the potential benefits of hiring an additional employee or employees with experience in identifying and accounting for complex transactions in accordance with GAAP and to clearly segregate duties do not justify the substantial associated expenses. Management will periodically reevaluate this situation.

In order to mitigate the foregoing material weakness, we have engaged an outside accountant with experience in the preparation of financial statements in conformity with U.S. GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. Management believes that this will increase the probability that a material misstatement of our annual or interim financial statements will be prevented, or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management and our board of directors deem appropriate. The Company will also consider giving increased access to the Company's financial records, to some or all of the members of the board of directors.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are not "large accelerated filers" nor "accelerated filers" under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers.

The following table sets forth certain information regarding our current directors, executive officers and key employees:

Name	Positions Held with the Company	Age

Vlad Sklyarevich	President, Treasurer and Director	74
Jack N. Mayer	Director	63
Jerome M. Balsam	Secretary and Director	58
Jan Loeb	Director	57
Michael Shevelev	Technology Director	55

Vlad Sklyarevich, Ph.D., has been our President, Treasurer and a director since he founded our company in 1998. Dr. Sklyarevich has been involved in gyrotron related research and development work for over 25 years including five years in the former Soviet Union, as well as in the United States prior to founding the Company. Dr. Sklyarevich is the principal inventor of the Company's technologies and of the patents and patent applications relating to uses of the gyrotron owned by the Company. Dr. Sklyarevich's expertise with gyrotron technology, together with his knowledge of the day-to-day operations of the Company as its President, led to the decision to appoint Dr. Sklyarevich to the board.

Jack N. Mayer, has been a director since 1998. From 1986 until March 31, 2013, he was a hedge fund portfolio manager and analyst with Gabriel Capital Corp. and associated entities, specializing in complex bankruptcy and distressed situations. Mr. Mayer is a director of Powersafe Technology Corp. and a co-founder of its operating subsidiary, and a co-founder and director of MET Tech, Inc. Mr. Mayer's knowledge and experience in corporate and financial management led to the decision to appoint Mr. Mayer to the board.

Jerome Balsam, Secretary, Mr. Balsam has been a director of the Company since 1998 and a member of the New York Bar since 1982. Mr. Balsam previously clerked for two federal judges and was associated with the law firm of Willkie Farr & Gallagher. For over 10 years he has been with Gabriel Capital Corp., a service provider to Gabriel Capital L.P., a major stockholder of the Company, where he currently serves as an in-house attorney. Mr. Balsam's legal and corporate experience led to the decision to appoint Mr. Balsam to the board.

Jan Loeb, has been a director of the Company since July 22, 2014. Mr. Loeb has served as President of Leap Tide Capital Management, Inc., a capital investment firm, since 2007, has served as President and CEO of Acorn Energy Inc. since January 2016 and was appointed to the board of Acorn Energy Inc. and Acorn Energy's subsidiary DSIT Solutions Ltd. in August 2015. From February 2005 through January 2007, he served as a portfolio manager of Amtrust Capital Management, Inc. From February 2004 through January 2005, Mr. Loeb was a Portfolio Manager for Chesapeake Partners, a capital investment firm. From January 2002 through December 2004, Mr. Loeb was a Managing Director of Jefferies & Company, Inc., an investment banking firm based in New York City. From 1994 through 2001, Mr. Loeb was a Managing Director of Dresdner Kleinwort and Wasserstein, Inc., an investment banking firm based in New York City, which was formerly known as Wasserstein Perella & Co., Inc. Mr. Loeb is also a director of TAT Tech Ltd, was a director of American Pacific Corp until its sale in 2014, and was a director of Pernix Therapeutics Holdings, Inc. until September 2011. Mr. Loeb graduated from Baruch College – City University of New York with a baccalaureate in Finance and Investments. Mr. Loeb's experience led to the decision to appoint Mr. Loeb to the board.

Michael Shevelev has been our technology director since 1999. Prior to joining the Company, Dr. Shevelev was at the Paton Welding Institute in Kiev, Ukraine. Dr. Shevelev holds a Ph.D. in Technical Science from the Paton Welding Institute.

Our directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

There are no family relationships among any of our officers or directors. None of our directors or officers is a director in any other reporting company. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years. The Company is not aware of any proceedings to which any of the Company's officers or directors, or any associate of any such officer or director, is a party adverse to the Company or has a material interest adverse to the Company.

Involvement in legal proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations. Gabriel Capital, L.P. the Company's largest shareholder, is being wound down under the supervision of a court-appointed receiver.

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

Code of Ethics; Financial Expert

Due to the Company's small size and limited resources, we do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We believe that one of our directors, Jan Loeb, is a "financial expert."

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors of the Company and persons who beneficially own more than 10% of our equity securities (each a "Reporting Person") to file reports of ownership and changes in their ownership with the Securities and Exchange Commission. Based solely on our review of the reports filed with the SEC, we believe that all persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2015.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Item 11. Executive Compensation.

The table below sets forth information concerning compensation paid, earned or accrued by our chief executive officer (a "named executive officer") for last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Vlad Sklyarevich	2015	125,000	0	0	0	0	0	0	125,000
President and Treasurer	2014	125,000	650	0	0	0	0	0	125,650

Although Dr. Sklyarevich is entitled to $125,000 for each of the last two completed fiscal years, he has received $36,458 during the year ended December 31, 2015 and $126,482 during the year ended December 31, 2014; the balance is being accrued.

There are no employment or other agreements with our executive officers.

Outstanding Equity Awards

There were no outstanding equity awards to our named executive officer as of December 31, 2015.

Compensation of Directors

The Director Compensation table reflects all compensation awarded to, earned by or paid to our non-employee directors for the fiscal year ended December 31, 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Other Compensation ($)	Total ($)

Jack N. Mayer	$60,000	$0	$0	$0	$60,000
Jerome M. Balsam	$0	$0	$0	$0	$0
Jan Loeb	$25,000	$0	$0	$0	$25,000

Other than as described above, no compensation has been paid to any of our directors for the year ended December 31, 2015 in consideration for their services rendered in their capacity as directors and no other arrangements are presently in place regarding compensation to directors for their services as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of June 14, 2016, the number of our shares of common stock beneficially owned by (i) each person or entity known to us to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our executive officers and directors; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 14,414,058 shares of common stock which are outstanding as of June 14, 2016. Of the 14,414,058 shares issued and outstanding as of June 14, 2016, 675,799 shares are not reflected on the books of the transfer agent for the Company as a result of the lack of information required to issue said shares (such as receipt of Form W-9 from the current shareholder).

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class

Jack N. Mayer	4,888,850	(1)	31.	3%
Vlad Sklyarevich	2,512,500		17.4%
Jerome M. Balsam	173,796	(2)	1.2%
Bart M. Schwartz (3)	6,623,069	(4)	38.8%
Gabriel Capital, L.P. (3)	6,623,069	(4)	38.8%
Jan Loeb	133,059	(5)	0.9%
Directors and officers as a group (4 individuals)	7,708,204	(1)(2)(5)	48.9%
__________________
(1)

Includes the following held in Mr. Mayer's own name: (i) 2,662,184 shares of common stock, (ii) 95,407 shares of Series A Convertible Preferred Stock convertible to 357,776 shares of common stock, (iii) 37,765 shares of Series A-1 Convertible Preferred Stock convertible to 141,619 shares of common stock, (iv) 7,938 shares of Series B Convertible Preferred Stock convertible to 280,165 shares of common stock; and (v) 1,761 shares of Series B-1 Convertible Preferred Stock convertible to 103,588 shares of common stock. Also includes (vi) 201,600 shares of common stock held by a trust for a son of which he is trustee; (vii) 21,600 shares of common stock held in the name of his minor son; (vii) 43,200 in the names of another two sons living in his house; (ix) 2,800 shares of common stock held jointly in his name and the name of a son living in the same house; (x) 1,063 shares of Series B Preferred convertible to 37,518 shares of common stock, 1,106 shares of Series B-1 preferred convertible to 65,059 shares of common stock, held by Mrs. Elfriede Mayer, Mr. Mayer's mother, and 109,941 shares of common stock held in Mrs. Mayer's IRA account, over all of which he has a general power of attorney, including trading authorization; (xi) an aggregate of 66,425 shares of common stock held in trusts over which he has trading authorization, and (xii) 600,000 shares of common stock and 31,802 shares of Series A preferred which are convertible into 119,258 shares of common stock held by his spouse, Esther Mayer.

(2)

Includes the following: (i) 127,876 shares of common stock, (ii) 6,943 shares of Series A Convertible Preferred Stock convertible to 26,036 shares of common stock, (iii) 1,660 shares of Series A-1 Convertible Preferred Stock convertible to 6,225 shares of common stock, and (iv) 387 shares of Series B Convertible Preferred Stock convertible to 13,659 shares of common stock.

25

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

(4)

Includes (i) 3,980,151 shares of common stock, (ii) 33,531 of Series A preferred convertible to 125,741 shares of common stock held by Ariel Fund Limited, (iii) 22,177 shares of Series B convertible to 782,471 shares of common stock, (iv) 29,490 shares of Series B-1 Convertible Preferred Stock convertible into 1,734,706 shares of common stock. The Company has been informed by Guidepost that the shares of the Company owned by Gabriel Capital, L.P. and Ariel Fund Ltd. will likely be placed in a long term liquidating trusts together with other residual assets of Gabriel Capital and Ariel Fund.

(5)

Includes (i) 1,242 shares of Series B-1 Convertible Preferred which are convertible to 73,059 shares of common stock, and (ii) options to purchase 60,000 shares of common stock at an exercise price of $0.725 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Gabriel Capital L.P. ("Gabriel"), a major stockholder of the Company, made two loans to the Company in 2014 in the amounts of $40,000 and $45,000, to purchase machinery and equipment. There is no interest on these informal loans. The $40,000 loan was to be repaid on July 1, 2015, or earlier to the extent the Company has cash in excess of $250,000. As of the date hereof, this loan has not been repaid. The $45,000 loan was to be repaid on October 1, 2015, or earlier to the extent the Company has cash in excess of $250,000. As of the date hereof, this loan has not been repaid. In May 2015, Gabriel loaned the Company an additional $60,000 interest free to be repaid from 50% of the net proceeds of any equity financing obtained by the Company, and, in any event, to be repaid by September 30, 2015. In October 2015, Gabriel agreed to extend the maturity of all of the above loans to January 4, 2016 and to waive the obligation to repay the May 2015 loan from equity proceeds. In April 2016 Gabriel loaned the Company an additional $25,000 interest free to be repaid by December 31, 2016, and extended the maturity date of all its loans to the Company to December 31, 2016.

As of December 31, 2015, stockholders had advanced the Company approximately $30,500 to be repaid at a premium upon collection of the accounts receivable, of which $9,728 had been collected and had not been repaid. As of the date hereof, stockholders have loaned the Company approximately $46,000 for future accounts receivable to be repaid at premiums ranging from 1.25% - 3.25% upon collection of the accounts receivable.

During the year ended December 31, 2015, a director and his affiliates advanced $162,800 to the Company that bears no interest. Subsequent to December 31, 2015, a director and his affiliates advanced $112,500 to the Company that bears no interest. The Company expects that a substantial portion of such advances will be converted into preferred stock units.

A loan in the amount of $24,155 made by the Company in 1998 to Vlad Sklyarevich, the Company's President, Treasurer and a director, was forgiven by the Company in May 2014.

In 2014, the Company sold units ("B-1 Units") each consisting of one share of Series B-1 convertible preferred stock and fifty common stock warrants exercisable at $1.00 per share at a price of $35/unit to related parties asset forth below

Name	Purchase Price	Number of B-1 Units
Gabriel Capital, L.P.	$401,005	11,457
Jan Loeb	$20,125	575
Elfriede Mayer	$22,750	650

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of "independent directors." We do not believe that any of our directors other than Mr. Loeb currently meet the definition of "independent" as promulgated by the rules and regulations of the NYSE Alternext US (formerly known as the American Stock Exchange).

Item 14. Principal Accounting Fees and Services.

Our principal independent accountant is Freed Maxick CPAs, P.C. Their fees billed to the Company are set forth below:

	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 31, 2015

Audit Fees	$52,500	$59,000
Audit Related Fees	$9,990	$-
Tax Fees	$0	$-
All Other Fees	$0	$-

Audit fees consist of professional services rendered for audit and review services of the Company's financial statements. The 2015 fees include comparative quarterly reviews as of and for the periods ended March 31, 2015 and 2014, June 30, 2015 and 2014, and September 30, 2015 and 2014.

Audit related fees for fiscal year ended December 31, 2014 consisted of services related to review of the Company's Form 10 and related amendments.

As of December 31, 2015, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits. Financial Statement Schedules.

(a)	The following documents are included as a part of this report:
	(1)	Financial Statements.
		Report of Independent Registered Public Accounting Firm	F-1
		Balance Sheets as of December 31, 2015 and 2014	F-2
		Statements of Operations for the years ended December 31, 2015 and 2014	F-3
		Statements of Cash Flows for the years ended December 31, 2015 and 2014	F-4
		Statements of Changes in Stockholders' Deficiency for the years ended December 31, 2015 and 2014	F-5
		Notes to Financial Statements	F-6
	(2)	Financial Statement Schedules.
All schedules have been omitted because the information is not applicable, is not material or because the information required is included in the financial statements or the notes thereto.
	(3)	Index to Exhibits.
The exhibits listed on the accompanying index to exhibits immediately following the financial statements are filed as part of, or hereby incorporated by reference into, this Form 10-K.

Exhibits	Description

3.1	Certificate of Incorporation dated April 30, 1998 (1)

3.2	Amendment to Certificate of Incorporation dated April 17, 2000 (1)

3.3	Second Amendment to Certificate of Incorporation dated May 31, 2006 (1)

3.4	Amended and Restated Certificate of Designation of 10% Convertible Redeemable Series A Preferred Stock (1)

3.5	Amended and Restated Certificate of Designation of 10% Convertible Redeemable Series A1 Preferred Stock (1)

3.6	Amended and Restated Certificate of Designation of 10% Convertible Redeemable Series B Preferred Stock (1)

3.7	Amendment to Amended and Restated Certificate of Designation of 10% Convertible Redeemable Series B Preferred Stock (1)

3.8	Certificate of Designation of 10% Convertible Redeemable Series B1 Preferred Stock, as amended (1)

3.9	Bylaws (1)

3.10	Form of Warrant Agreement expiring March 2015 (1)

3.11	Form of Warrant Agreement expiring March 2016 (1)

3.12	Certificate of Designation of 10% Convertible Redeemable Series A-2 Preferred Stock (3)

3.13	Form of Warrant Agreement expiring December 15, 2016 (3)

3.14	Certificate of Designation of 10% Convertible Redeemable Series B2 Preferred Stock (4)

10.2	Equipment/Lease Purchase Agreement dated May 30, 2014 between Gycom Ltd. and Gyrotron Technology, Inc. (1)

10.3	Lease Agreement between Expressway 95 Business Center, LP and Gyrotron Technology, Inc. (1)

10.4	Form of Subscription Agreement with Most Favored Nations provision (2)

10.5	Form of Subscription Agreement (2)

10.6	Agreement to Purchase Cryomagnet (5)

10.7	Subward and Development Agreement between PPG Industries, Inc. and Gyrotron Technology, Inc.(6)

31

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

_____________

(1)	Filed as the corresponding exhibit to the Company's Form 10 filed with the SEC on December 10, 2014 and incorporated herein by reference.
(2)	Filed as the corresponding exhibit to the Company's Form 10 filed with the SEC on December 31, 2014 and incorporated herein by reference.
(3)	Filed as the corresponding exhibit to the Current Report on Form 8-K filed with the SEC on April 8, 2015 and incorporated herein by reference.
(4)	Filed as the corresponding exhibit to the Current Report on Form 8-K filed with the SEC on December 23, 2015 and incorporated herein by reference.
(5)	Filed as the corresponding exhibit to the Annual Report on Form 10-K filed with the SEC on April 17, 2015 and incorporated herein by reference.
(6)	Filed as the corresponding exhibit to the Current Report on Form 8-K filed with the SEC on April 30, 2015 and incorporated herein by reference.

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

GYROTRON TECHNOLOGY, INC.

Dated: June 15, 2016	By:	/s/ Vlad Sklyarevich
	Name:	Vlad Sklyarevich
	Title:	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 15, 2016	By:	/s/ Vlad Sklyarevich
	Name:	Vlad Sklyarevich
	Title:	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)

Dated: June 15, 2016	By:	/s/ Jack N. Mayer
	Name:	Jack N. Mayer
	Title:	Director

Dated: June 15, 2016	By:	/s/ Jerome M. Balsam
	Name:	Jerome M. Balsam
	Title:	Secretary and Director

Dated: June 15, 2016	By:	/s/ Jan Loeb
	Name:	Jan Loeb
	Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Gyrotron Technology, Inc.

We have audited the accompanying balance sheets of Gyrotron Technology, Inc. (the Company) as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a net stockholders' deficiency and its current liabilities exceed its current assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Freed Maxick CPAs, P.C.

Buffalo, New York

June 15, 2016

GYROTRON TECHNOLOGY, INC.

BALANCE SHEETS

As of December 31,

	2015	2014
ASSETS
Current assets:
Cash	$-	$29,316
Accounts receivable-net	17,867	520
Prepaid expenses and other current assets	-	1,580
Contract receivable	21,560	-
Total current assets	39,427	31,416

Machinery and equipment-net	176,768	47,362
Patents-net	53,356	51,353
Other assets	12,253	12,253
Total assets	$281,804	$142,384

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Loans - stockholders	$145,000	$85,000
Advances from stockholders	193,325	-
Accounts payable	241,874	70,145
Accrued expenses and other liabilities	72,347	14,810
Accrued employee compensation	481,872	364,105
Registration rights obligation	558,872	404,800
Total current liabilities	1,693,290	938,860

Non-current liabilities	26,940	-

Commitments and contingencies (Note 12)

Redeemable preferred stock
1,000,000 shares authorized, $0.001 par value Series A: 450,000 shares designated, 436,774 outstanding as of December 31, 2015 and 2014	3,420,028	2,948,312
Series A-1: 125,000 shares designated, 61,910 outstanding as of December 31, 2015 and 2014	475,469	408,606
Series A-2: 8,750 shares designated, 1,739 outstanding as of December 31, 2015	60,857
Series B: 40,000 shares designated, 39,959 outstanding as of December 31, 2015 and 2014	1,594,331	1,378,552
Series B-1: 80,000 shares designated, 40,650 outstanding as of December 31, 2015 and 2014	1,688,034	1,512,829
Series B-2: 30,000 shares designated, 500 outstanding as of December 31, 2015	17,578	-
Total redeemable preferred stock	7,256,297	6,248,299

Stockholders' deficiency
Common stock, 25,000,000 shares authorized, $0.001 par value, 15,222,024 shares issued and 14,414,058 shares outstanding	15,222	15,222
Additional paid-in capital	2,217,767	3,146,932
Accumulated deficit	(10,537,009)	(9,816,226)
	(8,304,020)	(6,654,072)
Treasury stock, 807,966 shares, at cost	(390,703)	(390,703)
Total stockholders' deficiency	(8,694,723)	(7,044,775)

Total liabilities, redeemable preferred stock and stockholders' deficiency	$281,804	$142,384

See accompanying notes.

GYROTRON TECHNOLOGY, INC.

STATEMENT OF OPERATIONS

For the Years Ended December 31,

	2015	2014

Revenues	$80,697	$141,775

Cost of revenues	43,840	40,110

Gross profit	36,857	101,665

Operating expenses (income):
Selling, general and administrative	521,203	821,836
Research and development	117,205	68,203
Funded research and development	(55,794)	-
Total operating expenses	582,614	890,039

Operating loss	(545,757)	(788,374)

Other income (expense):
Gain on extinguishment of debt	-	16,835
Interest and penalties expense	(2,954)	-
Loss on fair value of warrant exchange	(18,000)	-
Registration rights obligation	(154,072)	(144,664)

Net loss	(720,783)	(916,203)

Redeemable preferred stock accretion and dividends	(958,752)	(705,826)

Net loss attributable to common stockholders	$(1,679,535)	$(1,622,029)

Loss per common share-basic and diluted	$(0.12)	$(0.12)

Weighted average common shares outstanding-basic and diluted	14,414,054	13,846,758

See accompanying notes.

GYROTRON TECHNOLOGY, INC.

STATEMENT OF CASH FLOWS

For the Years Ended December 31,

	2015	2014

Cash flows from operating activities:
Net loss	$(720,783)	$(916,203)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	22,101	92,303
Gain on extinguishment of note payable	-	(16,835)
Stock based compensation	7,576	9,386
Loan receivable, officer, forgiven	-	24,155
(Increase) decrease in assets:
Accounts receivable	(17,347)	(520)
Customer contracts receivable	(21,560)	-
Prepaid expenses and other current assets	1,580	23,767
Increase (decrease) in liabilities:
Accounts payable	104,379	(3,795)
Accrued expenses and other liabilities	57,537	5,553
Accrued employee compensation	117,767	241
Registration rights obligation	154,072	144,664
Net cash used by operating activities	(294,678)	(637,284)

Cash flows from investing activities:
Payments for equipment	(41,602)	-
Deposit on capital lease	-	(40,000)
Payments for patents	(17,618)	(7,184)
Cash flows used by investing activities	(59,220)	(47,184)

Cash flows from financing activities:
Proceeds from stockholder loans	60,000	85,000
Repayments of note payable	-	(29,948)
Proceeds from sale of redeemable preferred stock, net of issuance costs	71,257	650,590
Dividends paid on Series B Preferred	-	(59,940)
Proceeds from advances from stockholders	193,325	-
Proceeds from repayment of advance - director	-	8,000
Net cash provided by financing activities	324,582	653,702

Net decrease in cash	(29,316)	(30,766)

Cash - beginning of year	29,316	60,082

Cash - end of year	$-	$29,316

Supplemental disclosure of non-cash financing activities:
Common stock issued in payment of accumulated and declared dividends on Series A Preferred	$-	$1,913,479
Common stock issued in payment of accumulated and declared dividends on Series A-1 Preferred	$-	$243,440
Dividends on redeemable preferred stock paid by issuance of redeemable preferred stock	$3,632	$21,625
Purchase of equipment in accounts payable and non-current liability	$94,290	-
Allocation of redeemable preferred stock proceeds to beneficial conversion feature and warrants	$25,478	$175,120
Accretion of redeemable preferred stock proceeds	$28,943	178,620
Redeemable preferred stock dividend accrual	$929,641	$509,091

See accompanying notes.

GYROTRON TECHNOLOGY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Years Ended December 31, 2015 and 2014

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance, December 31, 2013	11,903,664	$11,904	$1,518,264	$(8,900,023)	$(390,703)	$(7,760,558)

Redeemable preferred stock accretion and dividends	-	-	(709,439)	-	-	(709,439)
Warrants issued in connection with redeemable preferred stock	-	-	73,722	-	-	73,722
Redeemable preferred stock beneficial conversion feature	-	-	101,398	-	-	101,398
Issuance of common shares as settlement for dividend on						-
Series A preferred	2,943,837	2,943	1,910,536	-	-	1,913,479
Issuance of common shares as settlement for dividend on						-
Series A-1 preferred	374,523	375	243,065	-	-	243,440
Stock based compensation	-	-	9,386	-	-	9,386
Net loss	-	-	-	(916,203)	-	(916,203)
Balance, December 31, 2014	15,222,024	15,222	3,146,932	(9,816,226)	(390,703)	(7,044,775)

Redeemable preferred stock accretion and dividends	-	-	(962,219)	-	-	(962,219)
Warrants issued in connection with redeemable preferred stock	-	-	8,525	-	-	8,525
Redeemable preferred stock beneficial conversion feature	-	-	16,953	-	-	16,953
Stock based compensation	-	-	7,576	-	-	7,576
Net loss	-	-	-	(720,783)	-	(720,783)
Balance, December 31, 2015	15,222,024	$15,222	$2,217,767	$(10,537,009)	$(390,703)	$(8,694,723)

See accompanying notes.

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

Liquidity and Management Plans - As shown in the accompanying financial statements, the Company incurred a net loss for the years ended December 31, 2015 and 2014 of $720,783 and $916,203 , respectively, had negative working capital of $1,653,863 and stockholders' deficiency of $8,694,723 at December 31, 2015. Further, cash used in operating activities during the year ended December 31, 2015 amounted to $294,678. The Company is expected to continue to incur losses throughout 2016. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

The Company's business strategy is to overcome these losses through commercialization and continued development of (i) applications for the gyrotron beam which will be marketed and monetized through licensing, engineering consulting and servicing and (ii) the lamination system.

The Company's management and Board of Directors have obtained additional funding of approximately $198,000 through stockholder advances and loans and the sale of equity securities (see Notes 6 and 13) and intends to obtain additional funding for general working capital needs and professional fees through private placement of its equity securities. The Company will continually evaluate funding options including additional offerings of its securities to investors. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

Accounts Receivable - The Company grants credit to substantially all of its customers, and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to $3,218 at December 31, 2015 and 2014.

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

Impairment of Long-Lived Assets - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flow or appraised values, depending on the nature of the assets. During the year ended December 31, 2015 there was an impairment of a patent in the amount of $6,168 included in operating expenses in the accompanying statement of operations. During the year ended December 31, 2014 there was no impairment of long-lived assets.

NOTE 1. - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Research and Development Expenses - Research and development expenses are charged to operations as incurred. Customer funded research and development is included within operating expenses in the accompanying statement of operations as a reduction of research and development expense.

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

As of December 31, 2015, after giving effect to the payment default on the Series B-1 redeemable convertible preferred described in Note 8, there were the following common shares underlying securities that could potentially dilute future earnings:

Preferred A stock	1,637,903
Preferred A-1 stock	232,163
Preferred A-2 stock	86,938
Preferred B stock	1,410,315
Preferred B-1 stock	2,391,173
Preferred B-2 stock	25,000
Warrants expiring 3/31/16	1,938,950
Warrants expiring 12/15/16	65,875
Warrants expiring 10/01/18	60,000
Stock options	60,000
7,908,317

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

Fair Value of Financial Instruments - The carrying amount of cash, receivables, loans, advances, accounts payable and accrued expenses and other liabilities are reasonable estimates of their fair value due to their short maturity.

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

Recent Accounting Pronouncements Not Yet Adopted - In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers." The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either a retrospective or cumulative effect transition method. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, subsequently extended to December 15, 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern." The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In February 2016, the FASB issued an accounting standard update ASU 2016-02, "Leases", which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has not yet evaluated nor has it determined the effect of the standard on its ongoing financial reporting.

NOTE 2. - LOAN RECEIVABLES, OFFICER AND DIRECTOR

The Company had a non-interest bearing loan to an officer that was due on demand in the amount of $24,155 which the Company forgave in 2014. The expense is included in selling, general and administrative expenses on the accompanying statements of operations for the year ended December 31, 2014.

NOTE 3. - MACHINERY AND EQUIPMENT

The components of machinery and equipment are as follows:

	Estimated Useful Life	December 31, 2015	December 31, 2014

Machinery and equipment	5 to 7 years	$1,018,231	$882,338
Furniture and fixtures	5 to 7 years	25,874	25,874
Deposit on capital lease		40,000	40,000
		1,084,105	948,212
Less accumulated depreciation		907,337	(900,850)

		$176,768	$47,362

Depreciation expense for the years ended December 31, 2015 and 2014 amounted to $6,486 and $82,114, respectively and is included within operating expenses in the accompanying statements of operations.

NOTE 4. – PATENTS

The components of patents are as follows:

	December 31, 2015	December 31, 2014

Patents	$156,419	$153,607
Less accumulated amortization	(103,063)	(102,254)

	$53,356	$51,353

The Company amortizes patent costs on a straight-line basis over the expected period of benefit of the related capitalized expenditures. Amortization expense included in operating expenses on the statement of operations amounted to $15,615 and $10,189 for the years ended December 31, 2015 and 2014, respectively. Amortization expense for patents placed in service for the next five years is expected to be approximately $9,300 in 2016, approximately $5,700 in 2017, approximately $3,000 in 2018, 2019, and 2020 and approximately $11,000 in aggregate thereafter.

NOTE 5. - NOTE PAYABLE

The Company had a note payable due to Ben Franklin Technology Center of Southeastern Pennsylvania (the Center). During the year ended December 31, 2014, the Company paid the Center $28,000 in full settlement of its obligation under the note and recognized a gain on extinguishment in the amount of $16,835, included in other income on the accompanying statement of operations.

NOTE 6. - STOCKHOLDER LOANS AND ADVANCES FROM STOCKHOLDERS

Gabriel Capital LP ("Gabriel"), a major stockholder of the Company, made two loans to the Company in 2014 in the amounts of $40,000 and $45,000, to purchase machinery and equipment. There is no interest on these informal loans. The $40,000 loan was to be repaid on July 1, 2015, or earlier to the extent the Company has cash in excess of $250,000. As of the date hereof, this loan has not been repaid. The $45,000 loan was to be repaid on October 1, 2015, or earlier to the extent the Company has cash in excess of $250,000. As of the date hereof, this loan has not been repaid. In May 2015, Gabriel loaned the Company an additional $60,000 interest free to be repaid from 50% of the net proceeds of any equity financing obtained by the Company, and, in any event, to be repaid by September 30, 2015. In October 2015, Gabriel agreed to extend the maturity of all of the above loans to January 4, 2016 and to waive the obligation to repay the May 2015 loan from equity proceeds. In April 2016 Gabriel loaned the Company an additional $25,000 interest free to be repaid by December 31, 2016, and extended the maturity date of all its loans to the Company to December 31, 2016.

As of December 31, 2015, stockholders had advanced the Company approximately $30,500 to be repaid at a premium upon collection of the accounts receivable, of which $9,728 had been collected and had not been repaid. As of the date hereof, stockholders have loaned the Company approximately $45,000 for future accounts receivable to be repaid at premiums ranging from 1.25% - 3.25% upon collection of the accounts receivable.

During the year ended December 31, 2015, a director and his affiliates advanced $162,800 to the Company that bears no interest. Subsequent to December 31, 2015, the director and his affiliates advanced $112,500 to the Company that bears no interest. The Company expects that a substantial portion of such advances will be converted into preferred stock units (see Note 8).

NOTE 7. - INCOME TAXES

The components of the income tax provision (benefit) are as follows:

	December 31,	December 31,
	2015	2014
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	(179,119)	(296,022)
State	(57,078)	(97,018)
	(236,197)	(393,040)
Increase in valuation allowance	236,197	393,040

Provision for income taxes	$-	$-

At December 31, 2015 and 2014, the Company recorded deferred income tax and liabilities, which were attributed to the following temporary differences:

	December 31, 2015	December 31, 2014
Deferred tax assets/(liabilities)
Net operating loss carry-forwards	$3,515,836	$3,340,056
Tax benefit carry-forwards	164,854	160,587
Depreciation and amortization	11,658	25,468
Accrued employee compensation	195,609	147,803
Other	26,982	7,902
Stock based compensation	75,621	72,546
Total gross deferred tax assets	3,990,560	3,754,362

Less valuation allowance	(3,990,560)	(3,754,362)

Net deferred tax assets	$-	$-

The Company has approximately $8,661,000 ($8,228,000 - 2014) in federal and state net operating loss carryforwards ("NOL's") as of December 31, 2015 available to reduce future taxable income which begin to expire in 2018. Due to the uncertainty of the Company's ability to generate sufficient taxable income in the future to utilize the NOL's before they expire, the Company has recorded a valuation allowance to reduce the gross deferred tax asset to zero. The Company also has approximately $165,000 ($161,000 – 2014) of tax benefit carryforwards as of December 31, 2015 related to research and development credits that expire at various dates through 2035.

Internal Revenue Code Section 382 ("Section 382") imposes limitations on the utilization of a company's net operating losses and other corporate tax attributes as ownership changes occur. As a result of the historical equity instruments issued by the Company, a Section 382 ownership change may have occurred and a study will be required to determine the date of the ownership changes, if any. The amount of the Company's net operating losses and other tax attributes incurred prior to the ownership change may be limited based on the Company's value. A full valuation allowance has been established for the gross deferred tax asset related to the net operating losses and other corporate tax attributes available. Accordingly, any limitation resulting from Section 382 application is not expected to have a material effect on the balance sheets or statements of operations of the Company.

The differences between the United States statutory federal income tax rate and the effective income tax rate in the accompanying statements of operations are as follows:

	December 31,	December 31,
	2015	2014

Statutory United States federal rate	34.0%	34.0%
State taxes, net of federal effect	5.2	5.5
Permanent differences	(6.9)	(5.4)
Change in valuation allowance	(32.9)	(42.9)
Deferred tax true-up adjustments	0.5	8.7
Other	0.1	0.1

Effective tax rate	-%	-%

During the years ended December 31, 2015 and 2014, the Company recognized no interest and penalties related to unrecognized tax benefits and has no unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and Pennsylvania. The tax years 2011 through 2015 generally remain open to examination by major taxing jurisdictions to which the Company is subject.

NOTE 8. – REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Board of Directors has designated six series of redeemable convertible par value $.001 preferred stock: Series A, Series A-1, Series A-2, Series B, Series B-1, and Series B-2. Series A, Series A-1, and Series A-2 rank equal for all purposes. Series B, Series B-1, and Series B-2 rank equal for all purposes. Series A, A-1 and A-2 each rank senior to each of Series B, B-1, and B-2.

As further detailed below, holders of Series A, A-1, A-2, B, B-1, and B-2 redeemable convertible preferred stock can take control of the board of directors in the event the Company does not accept a redemption request or the Company fails to pay dividends. In addition, a majority of the current members of the board of directors own various classes of preferred shares. As a result, these instruments have conditions for their redemption that are not within the control of the Company. Accordingly, the fair value of the Series A, A-1, A-2, B, B-1, and B-2 redeemable convertible preferred stock are recorded outside of stockholders' deficiency as temporary equity in the mezzanine section of the balance sheet. The Company recognizes changes in the redemption value of the convertible preferred stock immediately as they occur, and the carrying amount of the instrument is adjusted to equal the redemption value at the end of each reporting period. The adjustment to record preferred stock at its redemption value was charged to the redeemable convertible preferred stock carrying value and additional paid in capital for the years ended December 31, 2015 and 2014 and is further detailed in the following schedule:

	Series A	Series A-1	Series A-2	Series B	Series B-1	Series B-2	Total
Fair Value of Redeemable Preferred Stock as of December 31, 2013	$4,599,727	$614,900	-	$1,318,613	$747,008	-	$7,280,248
New issuances including dividends paid in kind	-	-	-	-	$675,740	-	$675,740
Dividends accumulated	$262,152	$37,146	-	$119,878	$111,706	-	$530,882
Dividends satisfied	$(1,913,567)	$(243,440)	-	$(59,939)	$(21,625)	-	$(2,238,571)
Fair Value of Redeemable Preferred Stock as of December 31, 2014	$2,948,312	$408,606	-	$1,378,552	$1,512,829	-	$6,248,299
New issuances including dividends paid in kind	-	-	$60,857	-	-	$17,500	$78,357
Dividends accumulated	$471,716	$66,863	-	$215,779	$175,205	$78	$929,641
Fair Value of Redeemable Preferred Stock as of December 31, 2015	$3,420,028	$475,469	$60,857	$1,594,331	$1,688,034	$17,578	$7,256,297

The terms of these preferred shares are summarized in the table below. All series carry an initial dividend rate of 10% payable quarterly and are convertible in the common stock of the Company. The holders of preferred stock have the right to one vote for each share of common stock into which such share of preferred stock could then be converted. The conversion ratio and price are subject to adjustment when the Company declares or pays dividends, makes a distribution on common stock payable in common shares, or affects a subdivision, split, consolidation, combination, or reverse split of outstanding common shares into a greater or lesser number of common shares.

The dividends accrue and accumulate whether or not they have been declared by the board of directors and whether or not there are profits or other funds legally available. As specified in the certificate of designation for each series, the Company may have the option to pay dividends in kind for a specified period of time.

For each series any holder can request on the date specified for that series that the Company repurchase 30 calendar days thereafter (the "Repurchase Date"), all shares of that series held by the holder for cash equal to the liquidation preference per share plus accrued and unpaid dividends as of the Repurchase Date. The Company has the option whether or not to agree to the repurchase. In the event the Company fails to repurchase, or payment of dividends of a series is a number of quarters in arrears specified for that series (either being a Default), the dividend rate on that series increases to 18%, and the majority holders of that series, voting together with the holders of any pari – passu series, have the right to elect the majority of the board of directors, so long as the dividends continue to be the specified number of quarters in arrears. For Series A-2, B, B-1, and B-2, in the event of a Default the conversion price ("Default Conversion Price") for that series permanently decreases 15%.

The Company, at its option, may require conversion of all or any pro-rata portion of shares of a series into common stock at the conversion price if at any time i) the common stock is listed for trading on a national securities exchange, an inter-dealer automated quotation system, or over the counter bulletin board (or for the series A-2 and B-2 the "OTC Pinks"), ii) the Company shall have prepared and filed with the Securities and Exchange Commission a registration statement covering the shares of common stock to be issued upon due conversion of preferred stock, and such registration statement shall have been declared effective under the Securities Act of 1933, as amended, and continues to be effective, iii) during any preceding period of twenty consecutive trading days (while i) and ii) are fulfilled) the closing price equals or exceeds a specified percentage ("Mandatory conversion percentage") of the conversion price, and iv) the Company is current on its dividends for that Series.

	Series A	Series A-1	Series A-2	Series B	Series B-1	Series B-2	Total
Shares designated	450,000	125,000	8,750	40,000	80,000	30,000	733,750
Shares outstanding at December 31, 2015	436,774	61,910	1,739	39,959	40,650	500	-
Liquidation preference per share	$6	$6	$35	$30	$35	$35	-
Number of shares of common issued upon conversion of one preferred	3.75	3.75	50.00	35.29	58.82	50.00	-
Conversion price per common share	$1.600	$1.600	$0.700	$0.850	$0.595	$0.700	-
In default at December 31, 2015	YES	YES	NO	YES	YES	NO	-
Number of quarters in arrears that triggers default rate	4	4	4	6	6	6	-
Number of quarters in arrears	9	8	-	10	7	-	-
Repurchase date	6/30/2015	6/30/2015	6/30/2020	6/30/2016	9/30/2017	12/31/2019	-
May be paid in kind through and including			9/30/2016				-
Mandatory conversion percentage	150%	150%	150%	196.1%	184.9%	150%	-
Dividends accrued during the year ended December 31, 2014	$262,064	$37,146	$-	$119,878	$111,706	$-	$530,794
Dividends accrued during the year ended December 31, 2015	$471,716	$66,863	$3,632	$215,779	$175,205	$78	$933,273
Dividends paid during the year ended December 31, 2014	$-	$-	$-	$59,939	$-	$-	$59,939
Dividends paid in kind during the year ended December 31, 2014	$-	$-	$-	$-	$21,625	$-	$21,625
Dividends paid in kind during the year ended December 31, 2015	$-	$-	$3,632	$-	$-	$-	$3,632
Cumulative unpaid dividends at December 31, 2014	$327,668	$37,146	$-	$179,781	$90,081	$-	$634,676
Cumulative unpaid dividends at December 31, 2015	$799,384	$104,009	$-	$395,560	$265,286	$78	$1,564,317
Dividend rate	18%	18%	10%	18%	18%	10%	-

In January 2014, the Company amended the certificate of designation of the Series A Preferred with the effect of satisfying cumulative unpaid dividends through September 30, 2013 with common stock at the rate of one common share per $0.65 of dividends, and reducing the dividend rate to 10% from 18% beginning October 1, 2013. As a result of the board of directors' declaration of dividends in February 2014, $1,913,479 of cumulative dividends were satisfied with 2,943,837 shares of common stock. These shares were issuable at December 31, 2015 and 2014, and a portion of them have not been issued for administrative reasons. Accordingly, the presentation in these financial statements considers these shares as effectively issued.

In May 2014, the Company amended the certificate of designation of the Series A-1 Preferred with the effect of satisfying cumulative unpaid dividends through December 31, 2013 with common stock at the rate of one common share per $0.65 of dividends, and reducing the dividend rate to 10% from 18% beginning January 1, 2014. As a result of the board of directors' declaration of dividends in June 2014, $243,440 of cumulative dividends were satisfied with 374,523 shares of common stock. These shares were issuable at December 31, 2015 and 2014 and a portion of them had not been issued for administrative reasons. Accordingly, the presentation in these financial statements considers these shares as effectively issued.

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

Registration Rights - In connection with its stock subscription agreements, the Company has agreed, on various dates since December 2009, to pay the various subscribers 1/2% of the aggregate purchase price of shares acquired monthly until (i) with respect to the common shares underlying the related preferred stock, either (x) the Company has prepared and filed a registration statement with the Securities and Exchange Commission which has been declared effective under the Securities Act or (y) the holder is then able to sell such shares under Rule 144 promulgated pursuant to the Securities Act (in certain agreements also with the condition that said sale can be made without volume restriction), and (ii) the Company has obtained a ticker symbol and common shares are eligible to trade, as specified in the particular subscription agreement, on the OTCBB or OTC PINKS. At December 31, 2015 and 2014, the estimated liability under these agreements amounted to $558,872 and $404,800, respectively, and the changes in such estimated liability for the years ending December 31, 2015 and 2014 amounting to $154,072 and $144,664, respectively are included as other expense in the accompanying statements of operations. The agreements provide for no limitation as to the maximum potential consideration to be transferred. At December 31, 2015 the aggregate investment for which the right to registration rights payments had not terminated was $2,110,886.

Sales of Equity Securities – During the years ending December 31, 2015 and 2014, the Company sold units consisting of 1 share of Series A-2, B-1 or B-2 preferred and warrants to purchase one share of common stock, referred to as A-2, B-1, or B-2 units respectively. These sales are summarized in the table below. Proceeds are shown net of offering expenses.

	A-2 units	B-1 units	B-2 units
Warrants per unit	25	50	50
Warrant exercise price	$1.00	$1.00	$1.00
Warrant expiration date	12/15/2016	3/31/2016	12/15/2016
Price/unit	$35	$35	$35
Units sold during the year ended December 31, 2014	-	18,689	-
Units sold during the year ended December 31, 2015	1,635	-	500
Proceeds net of offering expenses received during the year ended December 31, 2014	$-	$654,090	$-
Proceeds net of offering expenses received during the year ended December 31, 2015	$54,807	$-	$16,450

Warrants - The warrants contain customary terms for the adjustment of their exercise price and/or the consideration issued upon exercise upon the occurrence of certain corporate events such as mergers, splits and dividends.

The proceeds of the preferred stock unit offerings are allocated between the preferred stock and the warrants based on the relative fair value of each instrument. The assumed value of the preferred stock is determined based on the fair value of the underlying common shares and the fair value of the warrants was valued using a management estimate verified using the Black-Scholes option pricing model. During the years ended December 31, 2015 and 2014, $8,525 and $73,722 respectively was recognized as additional paid-in capital allocable to such warrants and immediately accreted to Fair Value of Redeemable Preferred Stock.

Beneficial Conversion Feature - The effective conversion price of the various series of preferred stock at issuance was at a price lower than the market price of the common stock at the date of the issuance, resulting in a non-cash beneficial conversion feature for the years ended December 31, 2015 and 2014 of $16,953 and $101,398, respectively. As there is an accumulated deficit, this beneficial conversion feature was recognized as additional paid-in capital and immediately accreted to Fair Value of Redeemable Preferred Stock.

NOTE 9. MOST FAVORED NATION RIGHTS

If, prior to December 31, 2016 for purchasers of Series A-2 and B-2 units and prior to December 31, 2015 for purchasers of 7,913 of Series B-1 units, the Company closes a financing or series of financing with gross proceeds in excess of $50,000 and terms and conditions more favorable than the terms and conditions provided for in the respective Series A-2 or B-1 subscription agreement, the holders of such units may exchange all or any part of the unit, at the purchase price per unit plus accrued dividends, for the securities issued in the subsequent financing on the same terms of such subsequent financing ("Most Favored Nation (or "MFN") right").

In April 2015, the Company agreed with a holder of 5,000 Series B-1 units that in the event the MFN right is triggered, he will waive such right and the Company will issue him 250,000 warrants expiring December 15, 2016 in exchange for 250,000 warrants expiring March 31, 2016 that such holder acquired as part of his purchase of Series B-1 units. During the year ended December 31, 2015, it was considered probable that the MFN right would be triggered and the Company recorded other expense in the amount of $18,000 representing the difference in fair value between the warrants to be issued and the warrants to be forfeited. As noted below in October of 2015, the MFN right was triggered.

The Company analyzed units that have MFN rights for embedded derivatives that require bifurcation. In connection with this analysis, the Company's determined that such units are more akin to equity than debt and that the embedded features were clearly and closely related to the economic characteristics and risks of the unit. As a result, the Company concluded that the embedded features would not need to be bifurcated from the unit. Any benefit received by the holder related to the exercise of the MFN right would be recognized upon the occurrence of the contingent events based on its intrinsic value at the commitment date.

The MFN right of the purchasers of 7,913 of the Series B-1 units was triggered by the sale of A-2 units in October 2015 when the aggregate sales of such units exceeded $50,000. As a result of other discussions regarding a possible restructuring of the B-1 units, as well as the subsequent sale of B-2 units, the Company has not come to a final agreement with the holders of those B-1 units as to how their MFN rights will be ultimately handled. Subsequent to December 31, 2015, the Company agreed with Gabriel Capital in principle that Gabriel would convert its B-1 units (including accrued dividends) into B-2 units.

NOTE 10. COMMON STOCK WARRANTS

The following is a summary of warrants outstanding and exercisable at December 31, 2015 and 2014 and activity during the years then ended:

	2015		2014
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding January 1	3,043,814	$1.00	2,109,364	$1.00
Granted during the year	65,875	1.00	934,450	1.00
Exercised	-	-	-	-
Expired	(1,044,864)	1.00	-	-

Outstanding at December 31	2,064,825	$1.00	3,043,814	$1.00

Exercisable at December 31	2,064,825	$1.00	3,043,814	$1.00

Weighted average months remaining		4.16		11.47

See Note 9 regarding warrants granted during the years ended December 31, 2015 and 2014. During the year ended December 31, 2015, the 1,044,864 Series B warrants expired unexercised.

The Company issued 60,000 warrants to a consultant in October 2013 vesting immediately with an expiration date in October 2018 and an exercise price of $0.75 per share of underlying common stock. At the time, the Company recorded $25,142 as a prepaid expense and additional paid-in capital based on the fair value of the warrants granted using the Black-Scholes option pricing model. During the year ended December 31, 2014, $9,428 was amortized into selling, general and administrative expenses as services were rendered.

NOTE 11. - STOCK BASED COMPENSATION

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

In July 2014, the Company granted a director 60,000 five year options to purchase common stock at an exercise price of $0.725 per share, of which 12,000 options vested on the grant date, and 12,000 vest in each of October 2014, January 2015, April 2015 and July 2015. The value of the options was determined to be $16,962 using the Black Scholes pricing model. During the years ended December 31, 2015 and 2014, $7,576 and $9,386 respectively, were recognized as stock based compensation expense. As of December 31, 2015, there is no unrecognized expense. Aggregate intrinsic value represents the difference between the estimated fair value of the underlying common stock and the exercise price of outstanding, in-the-money options. At December 31, 2015 the aggregate intrinsic value was not material to the financial statements.

NOTE 12. - COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office and warehouse space under an operating lease which expires on July 31, 2016. Rent expense for the lease for the years ended December 31, 2015 and 2014 amounted to $117,745 and $103,377, respectively. Aggregate future minimum lease payments under the non-cancelable operating lease are $67,285 for the year ended December 31, 2016. The Company has made a $12,253 security deposit included within other assets in the accompanying balance sheets as of December 31, 2015 and 2014.

In July 2014, the Company entered into an agreement to lease a new gyrotron and associated equipment from a vendor pursuant to a capital lease. As amended in May 2016, the lease requires four payments aggregating $220,000, $40,000 of which was paid up-front and is included in machinery and equipment in the accompanying balance sheet as of December 31, 2014, and $45,000, $75,000 and $60,000, are due on August 1, 2016, January 31, 2017, and January 31, 2018, respectively. Should the Company fail to timely make the $45,000 payment, it is required to return the gyrotron to the manufacturer by September 30, 2016. The lease contains a $1 bargain purchase option following the completion of payments made by the Company.

In February 2015, the Company entered into an agreement to purchase a cryomagnet for $134,700 of which $40,410 was paid, $40,410 was due 30 days after delivery (which took place in the fourth quarter of 2015) and has not yet been paid, $26,940 will be due 6 months after successful provisional acceptance testing (which has not taken place), and $26,940 will be due 18 months after successful provisional acceptance testing. The Company recorded $67,350 in accounts payable and $26,940 in other non-current liability on the accompanying balance sheet as of December 31, 2015.

Claims - The Company is subject to a claim arising in the normal course of business. In the opinion of management, the amount of the ultimate liability, if any, with respect this action will not have a material adverse effect on the financial position, results of operation or cash flow of the Company.

Concentration - During the year ended December 31, 2015, substantially all revenue was derived from one customer. During the year ended December 31, 2014, all revenue was derived from two customers.

NOTE 13. – SUBSEQUENT EVENTS

Subsequent to December 31, 2015, the Company has sold 507 B-2 units at a price of $30 per unit for gross proceeds of $15,200. See also Note 6 regarding stockholder loans and advances subsequent to December 31, 2015, and Note 12 regarding the Company's lease of a gyrotron and purchase of a cryomagnet.

