Form 10-Q
period 2016-03-31
GYROTRON TECHNOLOGY INC
filed 2016-07-27
CIK 1369795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

________________________________________________________

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

As of July 25, 2016, 14,414,058 shares of common stock, par value $0.001 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GYROTRON TECHNOLOGY, INC.

BALANCE SHEETS

As of

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$1,528	$-
Accounts receivable-net	25,000	17,867
Customer contract in progress	-	21,560
Total current assets	26,528	39,427

Machinery and equipment-net	176,331	176,768
Patents-net	50,980	53,356
Other assets	12,253	12,253
Total assets	$266,092	$281,804

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Loan - stockholders	$145,000	$145,000
Advances from stockholders	229,515	193,325
Accounts payable	259,997	241,874
Accrued expenses and other liabilities	89,965	72,347
Accrued employee compensation	517,810	481,872
Registration rights obligation	561,611	558,872
Total current liabilities	1,803,898	1,693,290

Non-current liabilities	26,940	26,940

Commitments and contingencies (Note 8)

Redeemable preferred stock:
1,000,000 shares authorized, $0.001 par value
Series A: 450,000 shares designated, 436,774 outstanding
as of March 31, 2016 and December 31, 2015	3,537,957	3,420,028
Series A-1: 125,000 shares designated, 61,910 outstanding
as of March 31, 2016 and December 31, 2015	492,185	475,469
Series A-2: 8,750 shares designated, 1,782 and 1,739 outstanding
as of March 31, 2016 and December 31, 2015, respectively	62,378	60,857
Series B: 40,000 shares designated, 39,959 outstanding
as of March 31, 2016 and December 31, 2015	1,648,275	1,594,331
Series B-1: 80,000 shares designated, 40,650 outstanding
as of March 31, 2016 and December 31, 2015	1,752,057	1,688,034
Series B-2: 30,000 shares designated, 667 and 500 outstanding
as of March 31, 2016 and December 31, 2015, respectively	23,953	17,578
Total redeemable preferred stock	7,516,805	7,256,297

Stockholders' deficiency:
Common stock, 25,000,000 shares authorized, $0.001 par value,
15,222,024 shares issued and
14,414,058 shares outstanding	15,222	15,222
Additional paid-in capital	1,962,259	2,217,767
Accumulated deficit	(10,668,329)	(10,537,009)
	(8,690,848)	(8,304,020)
Treasury stock, 807,966 shares, at cost	(390,703)	(390,703)
Total stockholders' deficiency	(9,081,551)	(8,694,723)

Total liabilities, redeemable preferred stock
and stockholders' deficiency	$266,092	$281,804

See accompanying notes.

GYROTRON TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31,

(Unaudited)

	2016	2015

Revenues	$29,250	$1,043

Cost of revenues	3,122	-

Gross profit	26,128	1,043

Operating expenses:
Selling, general and administrative	122,553	148,933
Research and development	26,514	19,800
Total operating expenses	149,067	168,733

Operating loss	(122,939)	(167,690)

Other expense:
Interest and penalties expense	(5,642)	(200)
Registration rights obligation	(2,739)	-

Net loss	(131,320)	(167,890)

Redeemable preferred stock accretion and dividends	(255,963)	(219,603)

Net loss attributable to common stockholders	$(387,283)	$(387,493)

Loss per common share-basic and diluted	$(0.03)	$(0.03)

Weighted average common shares outstanding-basic and diluted	14,414,058	14,414,058

See accompanying notes.

GYROTRON TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31,

(Unaudited)

	2016	2015

Cash flows from operating activities:
Net loss	$(131,320)	$(167,890)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,813	5,110
Stock based compensation		3,390
(Increase) decrease in assets:
Accounts receivable	(7,133)	(720)
Customer contract in progress	21,560	(8,800)
Increase in liabilities:
Unearned revenue	-	20,000
Accounts payable	18,123	26,204
Accrued expenses and other liabilities	17,618	20,267
Accrued employee compensation	35,938	26,033
Registration rights obligation	2,739	-
Net cash used by operating activities	(39,662)	(76,406)

Cash flows from financing activities:
Proceeds from sale of reedemable preferred stock	5,000	-
Proceeds from advances from stockholders	36,190	50,000
Net cash provided by financing activities	41,190	50,000

Net (decrease) increase in cash	1,528	(26,406)

Cash - beginning of period	-	29,316

Cash - end of period	$1,528	$2,910

Supplemental disclosure of non-cash financing activities:
Redeemable preferred dividend accrual	$254,663	$219,603
Dividends on redeemable preferred stock paid by issuance of
redeemable preferred stock	$1,521	$-
Allocation of redeemable preferred stock proceeds
to beneficial conversion feature and warrants	$455	$-
Accretion of redeemable preferred stock proceeds
to liquidation preference	$845	$-

See accompanying notes.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of Presentation – The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8.03 of Regulation S-X for smaller reporting companies. Accordingly, these statements do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows with respect to the interim financial statements have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Form 10-K for the fiscal year ended December 31, 2015.

Liquidity and Management Plans - As shown in the accompanying financial statements, the Company incurred a net loss for the three months ended March 31, 2016 and 2015 of $131,320 and $167,890, respectively, had negative working capital of $1,777,370 and stockholders' deficiency of $9,081,551 at March 31, 2016. Further, cash used in operating activities during the three months ended March 31, 2016 amounted to $39,662. The Company is expected to continue to incur losses throughout the remainder of 2016. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

The Company's business strategy is to overcome these losses through commercialization and continued development of (i) applications for the gyrotron beam which will be marketed and monetized through licensing, engineering consulting and servicing and (ii) the lamination system.

Since March 31, 2016 the Company's management and Board of Directors have obtained additional funding of approximately $245,000 through stockholder advances and loans and the sale of equity securities (see Notes 4 and 9) and intend to obtain additional funding for general working capital needs and professional fees through private placement of its equity securities. The Company will continually evaluate funding options including additional offerings of its securities to investors. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

Accounts Receivable - The Company grants credit to substantially all of its customers, and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to $3,218 at March 31, 2016 and December 31, 2015.

Machinery and Equipment - Machinery and equipment are stated at cost net of accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets using straight-line and accelerated methods for both financial statement and income tax reporting purposes. Maintenance and repairs are charged to operations as incurred; significant betterments are capitalized. Depreciation expense amounted to $437 and $2,563 for each of the three months ended March 31, 2016 and 2015, respectively and is included within operating expenses in the accompanying statements of operations.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2016

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

Impairment of Long-Lived Assets - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flow or appraised values, depending on the nature of the assets. There was no impairment of long-lived assets during the three months ended March 31, 2016 and 2015.

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

MARCH 31, 2016

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

As of March 31, 2016, after giving effect to the expiration of the Series B-1 warrants (see Note 6), there were the following common shares underlying securities that could potentially dilute future earnings:

Preferred A stock	1,637,903
Preferred A-1 stock	232,163
Preferred A-2 stock	89,112
Preferred B stock	1,410,315
Preferred B-1 stock	2,391,173
Preferred B-2 stock	33,350
Warrants expiring 12/15/16	74,225
Warrants expiring 10/1/18	60,000
Options	60,000
Total	5,988,241

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

MARCH 31, 2016

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

Recent Accounting Pronouncements - In November 2014, the FASB issued ASU No.2014-16, Derivatives and Hedging (Topic 815): Determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity, ("ASU 2014-16"). The amendments of ASU 2014-16 clarify how U.S. GAAP should be applied in determining whether the nature of a host contract is more akin to debt or equity and in evaluating whether the economic characteristics and risks of an embedded feature are "clearly and closely related" to its host contract. The guidance in ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company adopted the standard effective January 1, 2016 and the adoption of this standard did not impact the Company's results of operations, cash flows or financial position. The adoption of ASU 2014-16 did not impact the Company's existing financial instruments.

NOTE 2. - MACHINERY AND EQUIPMENT

The components of machinery and equipment are as follows:

	Estimated	March 31,	December 31,
	Useful Life	2016	2015

Machinery and equipment	5 to 7 years	$1,018,231	$1,018,231
Furniture and fixtures	5 to 7 years	25,874	25,874
Deposit on capital lease		40,000	40,000
		1,084,105	1,084,105
Less accumulated depreciation		(907,774)	(907,337)

		$176,331	$176,768

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

NOTE 3. - PATENTS

The components of patents are as follows:

	March 31,	December 31,
	2016	2015

Patents	$156,419	$156,419
Less accumulated amortization	(105,439)	(103,063)

	$50,980	$53,356

The Company amortizes patent costs on a straight-line basis over the expected period of benefit of the related capitalized expenditures. Amortization expense amounted to $2,376 and $2,547 for the three months ended March 31, 2016 and 2015, respectively. For patents placed in service, amortization expense during the next five years is expected to be approximately $7,000 for the nine months ending December 31, 2016, approximately $5,700 in 2017, approximately $3,000 in 2018, 2019, and 2020 and approximately $11,000 in aggregate thereafter.

NOTE 4. - STOCKHOLDER LOANS AND ADVANCES FROM STOCKHOLDERS

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

As of March 31, 2016 and December 31, 2015, stockholders had advanced the Company approximately $45,000 and $30,500, respectively for future accounts receivable to be repaid at premiums upon collection of the accounts receivable. As of the date hereof the premiums range from 9.4% to 13.2%.

During the three months ended March 31, 2016, a director and his affiliates advanced $12,500 to the Company that bears no interest. Subsequent to March 31, 2016, the director and his affiliates advanced $210,000 to the Company that bears no interest. The Company expects that a substantial portion of such advances will be converted into preferred stock units (see Note 5).

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

NOTE 5. - REDEEMABLE PREFERRED STOCK

The Board of Directors has designated six series of redeemable convertible par value $.001 preferred stock: Series A, Series A-1, Series A-2, Series B, Series B-1, and Series B-2. Series A, Series A-1, and Series A-2 rank equal for all purposes. Series B, Series B-1, and Series B-2 rank equal for all purposes. Series A, A-1 and A-2 each rank senior to each of Series B, B-1, and B-2.

As further detailed below, holders of Series A, A-1, A-2, B, B-1, and B-2 redeemable convertible preferred stock can take control of the board of directors in the event the Company does not accept a redemption request or the Company fails to pay dividends. In addition, a majority of the current members of the board of directors own various classes of preferred stock. As a result, these instruments have conditions for their redemption that are not within the control of the Company. Accordingly, the fair value of the Series A, A-1, A-2, B, B-1, and B-2 redeemable convertible preferred stock are recorded outside of stockholders' deficiency as temporary equity in the mezzanine section of the balance sheet. The Company recognizes changes in the redemption value of the convertible preferred stock immediately as they occur, and the carrying amount of the instrument is adjusted to equal the redemption value at the end of each reporting period. The adjustment to record preferred stock at its redemption value was charged to the redeemable convertible preferred stock carrying value and additional paid in capital for the three months ended March 31, 2016 and is further detailed in the following schedule:

	Series A	Series A-1	Series A-2	Series B	Series B-1	Series B-2	Total

Fair Value of Redeemable Preferred Stock as of December 31, 2015	$3,420,028	$475,469	$60,857	$1,594,331	$1,688,034	$17,578	$7,256,297
New issuances including dividends paid in kind	-	-	$1,521	-	-	$5,845	$7,366
Dividends accumulated	$117,929	$16,716	-	$53,944	$64,024	$530	$253,142
Fair Value of Redeemable Preferred Stock as of March 31, 2016	$3,537,957	$492,185	$62,378	$1,648,275	$1,752,058	$23,953	$7,516,805

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

The terms of these preferred stock are summarized in the table below. All series carry an initial dividend rate of 10% payable quarterly and are convertible in the common stock of the Company. The holders of preferred stock have the right to one vote for each share of common stock into which such share of preferred stock could then be converted. The conversion ratio and price are subject to adjustment when the Company declares or pays dividends, makes a distribution on common stock payable in common shares, or affects a subdivision, split, consolidation, combination, or reverse split of outstanding common shares into a greater or lesser number of common shares.

	Series A	Series A-1	Series A-2	Series B	Series B-1	Series B-2	Totals

Shares designated	450,000	125,000	8,750	40,000	80,000	30,000	733,750
Liquidation preference	$6	$6	$35	$30	$35	$35	-
Conversion price	$1.600	$1.600	$0.700	$1.000	$0.700	$0.700	-
Default conversion price	$1.600	$1.600	$0.595	$0.850	$0.595	$0.595	-
In default at March 31, 2016	YES	YES	NO	YES	YES	NO	-
Number of shares of common issued upon conversion	3.75	3.75	50.00	35.29	58.82	50.00	-
Number of quarters in arrears that triggers default rate	4	4	4	6	6	6	-
Number of quarters in arrears	10	9	-	11	8	-	-
Repurchase date	6/30/2015	6/30/2015	6/30/2020	6/30/2016	9/30/2017	12/31/2019	-
May be paid in kind through and including	-	-	9/30/2016	-	-	-	-
Mandatory conversion percentage	150%	150%	150%	196.1%	184.9%	150%	-
Dividends accrued during the three months ended March 31, 2015	$117,929	$16,716	$-	$53,944	$31,014	$-	$219,603
Dividends accrued during the three months ended March 31, 2016	$117,929	$16,716	$1,521	$53,944	$64,024	$530	$254,663
Dividends paid in kind during the three months ended March 31, 2016	$-	$-	$1,521	$-	$-	$-	$1,521
Cumulative unpaid dividends at December 31, 2015	$799,384	$104,009	$-	$395,560	$265,286	$78	$1,564,317
Cumulative unpaid dividends at March 31, 2016	$917,313	$120,725	$-	$449,504	$329,310	$608	$1,817,460
Dividend Rate	18%	18%	10%	18%	18%	10%	-

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

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

Registration Rights - In connection with its stock subscription agreements, the Company has agreed, on various dates since December 2009, to pay the various subscribers 1/2% of the aggregate purchase price of shares acquired monthly until (i) with respect to the common shares underlying the related preferred stock, either (x) the Company has prepared and filed a registration statement with the Securities and Exchange Commission which has been declared effective under the Securities Act or (y) the holder is then able to sell such shares under Rule 144 promulgated pursuant to the Securities Act (in certain agreements also with the condition that said sale can be made without volume restriction), and (ii) the Company has obtained a ticker symbol and common shares are eligible to trade, as specified in the particular subscription agreement, on the OTCBB or OTC PINKS. At March 31, 2016 and December 31, 2015, the estimated liability under these agreements amounted to $561,611 and $558,872, respectively, and the change in such estimated liability for the three months ending March 31, 2016 amounting to $2,739 are included as other expense in the accompanying statements of operations. The agreements provide for no limitation as to the maximum potential consideration to be transferred. At March 31, 2016 the aggregate investment for which the right to registration rights payments had not terminated was $2,110,886.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

Sale of Equity Securities – During the three months ending March 31, 2016, the Company sold units consisting of 1 share of Series B-2 preferred and warrants to purchase one share of common stock, referred to as B-2 units. This sale is summarized in the table below. Proceeds are shown net of offering expenses.

B-2 units
Warrants per unit	50
Warrant exercise price	$1.00
Warrant expiration date	12/15/2016
Price/unit	$30
Units sold during the three months ended March 31, 2016	167
Proceeds net of offering expenses received during the three months ended March 31, 2016	$5,000

Warrants - The warrants contain customary terms for the adjustment of their exercise price and/or the consideration issued upon exercise upon the occurrence of certain corporate events such as mergers, splits and dividends.

The proceeds of the preferred stock unit offerings are allocated between the preferred stock and the warrants based on the relative fair value of each instrument. The assumed value of the preferred stock is determined based on the fair value of the underlying common shares and the fair value of the warrants was valued using a management estimate verified using the Black-Scholes option pricing model. For the three months ending March 31, 2016, $455 respectively was recognized as additional paid-in capital allocable to such warrants and immediately accreted to Fair Value of Redeemable Preferred Stock.

NOTE 6. - COMMON STOCK

At March 31, 2016 and December 31, 2015, there were 15,222,024 shares issued and 14,414,058 shares outstanding of the issuer's common stock. A portion of these shares were issuable but had not been issued for administrative reasons. Accordingly, the presentation in these financial statements considers these shares as effectively issued.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

The following is a summary of warrants outstanding and exercisable at March 31, 2016 and 2015 and activity during the three months then ended:

	2016		2015
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding January 1	2,064,825	$1.00	3,043,814	$1.00
Issued during 3 months ended March 31,	8,350	1.00	-	-
Exercised	-	-	-	-
Lapsed	(1,938,950)	1.00	(1,044,864)	1.00

Outstanding at March 31,	134,225	0.89	1,998,950	$0.99

Exercisable at March 31,	134,225	$0.89	1,998,950	$0.99

Weighted average months remaining		18.11		12.90

NOTE 7. - STOCK BASED COMPENSATION

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

In July 2014, the Company granted a director 60,000 five year options to purchase common stock at an exercise price of $0.725 per share, of which 12,000 options vested on the grant date, and 12,000 vest in each of October 2014, January 2015, April 2015 and July 2015. The value of the options was determined to be $16,962 using the Black Scholes pricing model. During the three months ended March 31, 2015, $3,392 of that amount was recognized.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

NOTE 8. - COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office and warehouse space under an operating lease which expires on July 31, 2016. Rent expense for the three months ended March 31, 2016 and 2015 and amounted to $31,585 and $29,654 respectively. Aggregate future minimum lease payments under the non-cancelable operating lease are $39,384 for the year ended December 31, 2016. The Company has made a $12,253 security deposit included within other assets in the accompanying balance sheets as of March 31, 2016 and December 31, 2015.

In July 2014, the Company entered into an agreement to lease a new gyrotron and associated equipment from a vendor pursuant to a capital lease. As amended in May 2016, the lease requires four payments aggregating $220,000, $40,000 of which was paid up-front and is included in machinery and equipment in the accompanying balance sheets as of March 31, 2016 and December 31, 2015, and $45,000, $75,000 and $60,000, are due on August 1, 2016, January 31, 2017, and January 31, 2018, respectively. Should the Company fail to timely make the $45,000 payment, it is required to return the gyrotron to the manufacturer by September 30, 2016. The lease contains a $1 bargain purchase option following the completion of payments made by the Company.

In February 2015, the Company entered into an agreement to purchase a cryomagnet for $134,700 of which $40,410 was paid, $40,410 was due 30 days after delivery (which took place in the fourth quarter of 2015) and has not yet been paid, $26,940 will be due 6 months after successful provisional acceptance testing (which has not taken place), and $26,940 will be due 18 months after successful provisional acceptance testing. The Company recorded $67,350 in accounts payable and $26,940 in other non-current liability on the accompanying balance sheets as of March 31, 2016 and December 31, 2015.

Claims - The Company is subject to a claim arising in the normal course of business. In the opinion of management, the amount of the ultimate liability, if any, with respect this action will not have a material adverse effect on the financial position, results of operation or cash flow of the Company.

NOTE 9. - SUBSEQUENT EVENTS

Subsequent to March 31, 2016, the Company has sold 340 B-2 units at a price of $30 per unit for gross proceeds of $10,200. See also Note 4 regarding stockholder loans and advances subsequent to March 31, 2016, and Note 8 regarding the Company's lease of a gyrotron.

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

Overview

We were incorporated in State of Delaware on April 13, 1998 to capitalize on the industrial potential of the gyrotron beam. The Company's current product offerings fall into two broad categories – a suite of material processing applications based on the unique heating characteristics of the gyrotron beam, and its GLS market-ready autoclave-free system for glass lamination and encapsulation.

Results of Operations

For the three months ended March 31, 2016 and March 31, 2015

Revenues

The Company generated $29,250 in revenues during the quarter ended March 31, 2016, as compared to $1,043 in revenues for the quarter ended March 31, 2015. This was due primarily to a substantial increase in royalties received.

Total operating expenses

During the quarter ended March 31, 2016, total operating expenses were $149,067, which consisted of selling, general and administrative expenses of $122,553 and research and development expenses of $26,514. During the quarter ended March 31, 2015, total operating expenses were $168,733, which consisted of selling, general and administrative expenses of $148,933 and research and development expenses of $19,800. Total operating expenses decreased $19,666, or 11.7%.  The decrease in operating expenses was due primarily to lower selling, general and administrative expenses ($122,553 in the quarter ended March 31, 2016 compared to $148,933 in the quarter ended March 31, 2015).

Net Loss

During the quarter ended March 31, 2016, we had a net loss of $131,320, as compared with a net loss of $167,890 for the quarter ended March 31, 2015.  The decreased loss was primarily due to the increase in revenue as well as the decrease in operating expenses as detailed above.

Liquidity and Capital Resources

As of March 31, 2016, we had $1,528 of cash.  As of July 25, 2016, we had approximately $15,000 of cash.

Since March 31, 2016 major stockholders and affiliates have advanced $235,000 to the Company interest free, a significant portion of which the Company expects will be converted into equity securities, and the Company has raised $10,200 from the sale of equity securities. Management of Gyrotron estimates that we will need approximately $400,000 for the next 12 months of operations. The Company does not have sufficient cash to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. If the Company fails to raise adequate capital, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss for the three months ended March 31, 2016 and 2015 of $131,320 and $167,890, respectively, had negative working capital of $1,777,370 and stockholders' deficiency of $9,081,551 at March 31, 2016. Further, cash used in operating activities during the three months ended March 31, 2016 amounted to $39,662. The Company is expected to continue to incur losses throughout the remainder of 2016.

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

Impairment of Long-Lived Assets -Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was no impairment of long-lived assets during the three months ended March 31, 2016 and 2015.

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

The Company evaluated the detachable warrants in accordance with FASB ASC No. 470-20, "Debt with Conversion and Other Options" and FASB ASC 815, "Derivatives and Hedging" and determined they were not considered a liability. As a result, proceeds from the preferred stock are allocated to the detachable stock purchase warrants based on the relative fair value of the preferred stock and warrants.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, who is also our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2016. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of March 31, 2016, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent sales of unregistered securities

In January, 2016, the Company offered and sold to one unaffiliated purchaser 167 units, each consisting of (i) one share of 10% Convertible Redeemable Series B-2 preferred stock, par value $.001 per share (the "Series B-2") and (ii) 50 warrants to purchase one share of common stock through December 15, 2016 at an exercise price of $1.00 per share ("B-2 Unit") at a price of $30 per unit.

The certificate of designation for the  Series B-2 has been filed as exhibit 3.14 to the Current Report on Form 8-K filed with the SEC on December 23, 2015. See also note 5 to the financial statements included in this form 10-Q.

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

GYROTRON TECHNOLOGY, INC.

Date: July 27, 2016	By:	/s/ Vlad Sklyarevich
Vlad Sklyarevich
President, Treasurer and Director (principal executive officer and principal financial and accounting officer)

