Form 10-Q
period 2016-06-30
GYROTRON TECHNOLOGY INC
filed 2016-08-23
CIK 1369795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 19, 2016 there were 14,414,058 shares of common stock outstanding, par value $0.001 per share.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GYROTRON TECHNOLOGY, INC.

BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$5,163	$-
Accounts receivable-net	50,000	17,867
Prepaid expenses and other	6,248	-
Customer contracts in progress	-	21,560
Total current assets	61,411	39,427

Machinery and equipment-net	355,895	176,768
Patents-net	48,621	53,356
Other assets	12,253	12,253
Total assets	$478,180	$281,804

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Loan - stockholders	170,000	145,000
Advances from stockholders	324,515	193,325
Accounts payable	285,402	241,874
Current portion of capital lease	120,000	-
Accrued expenses and other liabilities	98,168	72,347
Accrued employee compensation	541,442	481,872
Registration rights obligation	566,044	558,872
Total current liabilities	2,105,571	1,693,290

Non-current liabilities	86,940	26,940

Commitments and contingencies (Note 8)

Redeemable preferred stock
1,000,000 shares authorized, $0.001 par value
Series A: 450,000 shares designated, 436,774 outstanding
as of June 30, 2016 and December 31, 2015	3,655,886	3,420,028
Series A-1: 125,000 shares designated, 61,910 outstanding
as of June 30, 2016 and December 31, 2015	508,900	475,469
Series A-2: 8,750 shares designated, 1,827 and 1,739 outstanding
as of June 30, 2016 and December 31, 2015	63,953	60,857
Series B: 40,000 shares designated, 39,959 outstanding
as of June 30, 2016 and December 31, 2015	1,702,220	1,594,331
Series B-1: 80,000 shares designated, 40,650 outstanding
as of June 30, 2016 and December 31, 2015	1,816,081	1,688,034
Series B-2: 30,000 shares designated, 1,007 and 500 outstanding
as of June 30, 2016 and December 31, 2015	36,036	17,578
Total redeemable preferred stock	7,783,076	7,256,297

Stockholders' deficiency
Common stock, 25,000,000 shares authorized, $0.001 par value,
15,222,024 shares issued and 14,414,058 shares outstanding	15,222	15,222
Additional paid-in capital	1,704,958	2,217,767
Accumulated deficit	(10,826,884)	(10,537,009)
	(9,106,704)	(8,304,020)
Treasury stock, 807,966 shares, at cost	(390,703)	(390,703)
Total stockholders' deficiency	(9,497,407)	(8,694,723)

Total liabilities, redeemable preferred stock
and stockholders' deficiency	$478,180	$281,804

See accompanying notes.

GYROTRON TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

For the Three Months Ended June 30,

(Unaudited)

	2016	2015

Revenues	$25,000	$38,107

Cost of revenues	-	24,260

Gross profit	25,000	13,847

Operating expenses:
Selling, general and administrative	163,558	156,964
Research and development	15,564	6,600
Total operating expenses	179,122	163,564

Operating loss	(154,122)	(149,717)

Other expense:
Interest and penalties expense	-	(720)
Loss on fair value of warrant exchange	-	(18,000)
Registration rights obligation	(4,433)	(13,603)

Net loss	(158,555)	(182,040)

Redeemable preferred stock accretion and dividends	(258,001)	(248,129)

Net loss attributable to common stockholders	$(416,556)	$(430,169)

Loss per common share-basic and diluted	$(0.03)	$(0.03)

Weighted average common shares
outstanding-basic and diluted	14,414,058	14,414,058

  See accompanying notes.

GYROTRON TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

For the Six Months Ended June 30,

(Unaudited)

	2016	2015

Revenues	$54,250	$39,150

Cost of revenues	3,122	24,260

Gross profit	51,128	14,890

Operating expenses:
Selling, general and administrative	286,111	305,897
Research and development	42,078	26,400
Total operating expenses	328,189	332,297

Operating loss	(277,061)	(317,407)

Other expense:
Interest and penalties expense	(5,642)	(920)
Loss on fair value of warrant exchange	-	(18,000)
Registration rights obligation	(7,172)	(13,603)

Net loss	(289,875)	(349,930)

Redeemable preferred stock accretion and dividends	(513,121)	(467,732)

Net loss attributable to common stockholders	$(802,996)	$(817,662)

Loss per common share-basic and diluted	$(0.06)	$(0.06)

Weighted average common shares
outstanding-basic and diluted	14,414,058	14,414,058

See accompanying notes.

 GYROTRON TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30,

(Unaudited)

	2016	2015

Cash flows from operating activities:
Net loss	$(289,875)	$(349,930)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,608	10,708
Patent impairment	-	6,168
Stock based compensation	-	6,781
(Increase) decrease in assets:
Accounts receivable	(32,133)	(827)
Customer contract in progress	21,560	(12,100)
Prepaid expenses and other current assets	(6,248)	1,580
Increase in liabilities:
Accounts payable	43,528	46,910
Accrued expenses and other liabilities	25,821	45,147
Accrued employee compensation	59,570	42,129
Registration rights obligation	7,172	13,603
Net cash used by operating activities	(164,997)	(189,831)

Cash flows from investing activities:
Deposit on equipment	-	(40,410)
Payments for patents	-	(6,719)
Cash flows used by investing activities	-	(47,129)

Cash flows from financing activities:
Proceeds from stockholder loans	25,000	93,180
Net Proceeds from sale of reedemable preferred stock	14,588	42,875
Dividends paid on reedemable preferred stock	(618)	-
Proceeds from advances from stockholders	131,190	73,000
Net cash provided by financing activities	170,160	209,055

Net (decrease) increase in cash	5,163	(27,905)

Cash - beginning of period	-	29,316

Cash - end of period	$5,163	$1,411

Supplemental disclosure of non-cash investing and financing activities:
Purchase of equipment in capital lease and long term liability	$180,000	$-
Redeemable preferred dividend accrual	$509,642	$452,789
Dividends on redeemable preferred stock paid by issuance of redeemable preferred stock	$3,096	$1,098
Allocation of redeemable preferred stock net proceeds to beneficial conversion feature and warrants	$3,479	$13,864
Accretion of redeemable preferred stock net proceeds to liquidation preference	$3,157	$2,100
Accretion of redeemable preferred stock - total	$6,636	$15,964

See accompanying notes.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016

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

Basis of Presentation – The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8.03 of Regulation S-X for smaller reporting companies. Accordingly, these statements do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows with respect to the interim financial statements have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's Form 10-K for the fiscal year ended December 31, 2015.

Liquidity and Management Plans - As shown in the accompanying financial statements, the Company incurred a net loss for the three and six months ended June 30, 2016 of $158,555 and $289,875, respectively, and had negative working capital of $2,044,160 and stockholders' deficiency of $9,497,407 at June 30, 2016. Further, cash used in operating activities during the six months ended June 30, 2016 amounted to $164,997. The Company is expected to continue to incur losses throughout the remainder of 2016. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

The Company's business strategy is to overcome these losses through commercialization and continued development of (i) applications for the gyrotron beam which will be marketed and monetized through licensing, engineering consulting and servicing and (ii) the lamination system.

The Company's management and Board of Directors have obtained additional funding after June 30, 2016 (see Note 4) and intend to obtain additional funding for general working capital needs and professional fees through private placement of its equity securities. The Company will continually evaluate funding options including additional offerings of its securities to investors. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

Accounts Receivable - The Company grants credit to substantially all of its customers, and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to $3,218 at June 30, 2016 and December 31, 2015.

Machinery and Equipment - Machinery and equipment are stated at cost net of accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets using straight-line and accelerated methods for both financial statement and income tax reporting purposes. Maintenance and repairs are charged to operations as incurred; significant betterments are capitalized. Depreciation expense amounted to $437 and $3,049 for the three months ended June 30, 2016 and 2015, respectively, and $874 and $5,612 for the six months ended June 30, 2016 and 2015, respectively, and is included within operating expenses in the accompanying statements of operations.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016

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

Impairment of Long-Lived Assets - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flow or appraised values, depending on the nature of the assets. There was an impairment of a patent during the three and six months ended June 30, 2015 in the amount of $6,168 included in operating expenses in the accompanying statement of operations. There was no impairment of long-lived assets during the three and six months ended June 30, 2016.

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

JUNE 30, 2016

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

As of June 30, 2016, there were the following common shares underlying securities that could potentially dilute future earnings:

Preferred A stock	1,637,903
Preferred A-1 stock	232,163
Preferred A-2 stock	91,362
Preferred B stock	1,410,315
Preferred B-1 stock	2,391,173
Preferred B-2 stock	50,350
Warrants expiring 12/15/16	91,225
Warrants expiring 10/1/18	60,000
Options	60,000
Total	6,024,491

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

JUNE 30, 2016

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

In February 2016, the FASB issued an accounting standard update ASU 2016-02, "Leases", which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has not yet evaluated nor has it determined the effect of the standard will have on its consolidated financial statements and related disclosures.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

NOTE 2. - MACHINERY AND EQUIPMENT

The components of machinery and equipment are as follows:

	Estimated	June 30,	December 31,
	Useful Life	2016	2015

Machinery and equipment	5 to 7 years	$1,238,232	$1,018,231
Furniture and fixtures	5 to 7 years	25,874	25,874
Deposit on capital lease		-	40,000
		1,264,106	1,084,105
Less accumulated depreciation		(908,211)	(907,337)
		$355,895	$176,768

NOTE 3. – PATENTS

The components of patents are as follows:

	June 30,	December 31,
	2016	2015

Patents	$156,419	$156,419
Less accumulated amortization	(107,798)	(103,063)
	$48,621	$53,356

The Company amortizes patent costs on a straight-line basis over the expected period of benefit of the related capitalized expenditures. Amortization expense amounted to $2,359 and $2,548 for the three months ended June 30, 2016 and 2015, respectively, and $4,735 and $5,095 for the six months ended June 30, 2016 and 2015, respectively. For patents placed in service, amortization expense during the next five years is expected to be approximately $4,700 for the six months ending December 31, 2016, approximately $5,700 in 2017, approximately $3,000 in 2018, 2019, and 2020 and approximately $11,000 in aggregate thereafter.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

NOTE 4. – STOCKHOLDER LOANS AND ADVANCES FROM STOCKHOLDERS

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

As of June 30, 2016 and December 31, 2015, stockholders had advanced the Company approximately $45,000 and $30,500 for future accounts receivable to be repaid at premiums upon collection of the accounts receivable, of which as of December 31, 2015 $9,728 had been collected and had not been repaid. As of June 30, 2016 the premiums range from 9.4% to 13.2%.

During the six months ended June 30, 2016, a director and his affiliates advanced $131,190 to the Company that bears no interest. Subsequent to June 30, 2016, the director and his affiliates advanced $140,000 to the Company that bears no interest. The Company expects that a substantial portion of such advances will be converted into preferred stock units (see Note 5).

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

As further detailed below, holders of Series A, A-1, A-2, B, B-1, and B-2 redeemable convertible preferred stock can take control of the board of directors in the event the Company does not accept a redemption request or the Company fails to pay dividends.  In addition, a majority of the current members of the board of directors own various classes of preferred shares.  As a result, these instruments have conditions for their redemption that are not within the control of the Company.  Accordingly, the fair value of the Series A, A-1, A-2, B, B-1, and B-2 redeemable convertible preferred stock are recorded outside of stockholders' deficiency as temporary equity in the mezzanine section of the balance sheet. The Company recognizes changes in the redemption value of the convertible preferred stock immediately as they occur, and the carrying amount of the instrument is adjusted to equal the redemption value at the end of each reporting period.  The adjustment to record preferred stock at its redemption value was charged to the redeemable convertible preferred stock carrying value and additional paid in capital for the six months ended June 30, 2016 and is further detailed in the following schedule:

	Series A	Series A-1	Series A-2	Series B	Series B-1	Series B-2	Total
Liquidation Preference of Redeemable Preferred Stock as of December 31, 2015	$3,420,028	$475,469	$60,857	$1,594,331	$1,688,034	$17,578	$7,256,297
New issuances including dividends paid in kind	-	-	$3,096	-	-	$17,745	$20,841
Dividends accumulated	$235,858	$33,431	-	$107,889	$128,047	$713	$505,938
Liquidation Preference of Redeemable Preferred Stock as of June 30, 2016	$3,655,886	$508,900	$63,953	$1,702,220	$1,816,081	$36,036	$7,783,076

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

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

	Series A	Series A-1	Series A-2	Series B	Series B-1	Series B-2	Totals
Shares designated	450,000	125,000	8,750	40,000	80,000	30,000	733,750
Liquidation preference	$6	$6	$35	$30	$35	$35
Conversion price	$1.600	$1.600	$0.700	$1.000	$0.700	$0.700
Default conversion price	$1.600	$1.600	$0.595	$0.850	$0.595	$0.595
In default at June 30, 2016	YES	YES	NO	YES	YES	NO
Number of shares of common issuable upon conversion	3.75	3.75	50.00	35.29	58.82	50.00
Number of quarters in arrears that triggers default rate	4	4	4	6	6	6
Number of quarters in arrears at June 30, 2016	11	10	-	12	9	-
Repurchase date	6/30/2015	6/30/2015	6/30/2020	6/30/2016	9/30/2017	12/31/2019
May be paid in kind thru and including			9/30/2016
Mandatory conversion percentage	150%	150%	150%	196.10%	184.90%	150%
Dividends:
Rate	18%	18%	10%	18%	18%	10%
Accrued during the three months ended June 30, 2015	$117,929	$16,716	$1,098	$53,945	$35,569	$-	$225,257
Accrued during the three months ended June 30, 2016	$117,929	$16,715	$1,575	$53,944	$64,024	$791	$254,978
Accrued during the six months ended June 30, 2015	$235,858	$33,431	$1,098	$107,889	$75,612	$-	$453,888
Accrued during the six months ended June 30, 2016	$235,858	$33,431	$3,096	$107,889	$128,047	$1,321	$509,642
Paid in kind during the three months ended June 30, 2016	$-	$-	$1,575	$-	$-	$-	$1,575
Paid in kind during the six months ended June 30, 2016	$-	$-	$3,096	$-	$-	$-	$3,096
Paid in cash during the three months ended June 30, 2016	$-	$-	$-	$-	$-	$608	$608
Paid in cash during the six months ended June 30, 2016	$-	$-	$-	$-	$-	$608	$608
Cumulative unpaid dividends at December 31, 2015	$799,384	$104,009	$-	$395,560	$265,286	$78	$1,564,317
Cumulative unpaid dividends at June 30, 2016	$1,035,242	$137,440	$-	$503,449	$393,333	$791	$2,070,255

The dividends accrue and accumulate whether or not they have been declared by the board of directors and whether or not there are profits or other funds legally available. As specified in the certificate of designation for each series, the Company may have the option to pay dividends in kind for a specified period of time.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

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

Registration Rights - In connection with its stock subscription agreements, the Company has agreed,  on various dates since December 2009, to pay the various subscribers 1/2% of the aggregate purchase price of shares acquired monthly until (i) with respect to the common shares underlying the related preferred stock, either (x) the Company has prepared and filed a registration statement with the Securities and Exchange Commission which has been declared effective under the Securities Act or (y) the holder is then able to sell such shares under Rule 144 promulgated pursuant to the Securities Act (in certain agreements also with the condition that said sale can be made without volume restriction), and (ii) the Company has obtained a ticker symbol and common shares are eligible to trade, as specified in the particular subscription agreement, on the OTCBB or OTC PINKS. At June 30, 2016 and December 31, 2015, the estimated liability under these agreements amounted to $566,044 and $558,872, respectively, and the change in such estimated liability of $4,433 and $13,603 for the three months ended June 30, 2016 and 2015, respectively, and $7,172 and $13,603 for the six months ended June 30, 2016 and 2015, respectively are included as other expense in the accompanying statements of operations. The agreements provide for no limitation as to the maximum potential consideration to be transferred. At June 30, 2016 the aggregate investment for which the right to registration rights payments had not terminated was $2,110,886.

Sale of Equity Securities – During the three months ending June 30, 2016, the Company sold units consisting of 1 share of Series B-2 preferred and warrants to purchase one share of common stock, referred to as B-2 units. This sale is summarized in the table below. Proceeds are shown net of offering expenses.

B-2 units
Warrants per unit	50
Warrant exercise price	$1.00
Warrant expiration date	12/15/2016
Price/unit	$30
Units sold during the three months ended June 30, 2016	340
Proceeds net of offering expenses received during the three months ended June 30, 2016	$9,588

Warrants - The warrants contain customary terms for the adjustment of their exercise price and/or the consideration issued upon exercise upon the occurrence of certain corporate events such as mergers, splits and dividends.

The proceeds of the preferred stock unit offerings are allocated between the preferred stock and the warrants based on the relative fair value of each instrument. The assumed value of the preferred stock is determined based on the fair value of the underlying common shares and the fair value of the warrants was valued using a management estimate verified using the Black-Scholes option pricing model. For the three and six months ending June 30, 2016, $781 and $1,236 respectively was recognized as additional paid-in capital allocable to such warrants and immediately accreted to Fair Value of Redeemable Preferred Stock.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

NOTE 6. - COMMON STOCK

At June 30, 2016 and December 31, 2015, there were 15,222,024 shares issued and 14,414,058 shares outstanding. A portion of these shares were issuable but had not been issued for administrative reasons. Accordingly, the presentation in these financial statements considers these shares as effectively issued.

The following is a summary of warrants outstanding and exercisable at June 30, 2016 and 2015 and activity during the six months then ended:

	2016		2015
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding January 1	2,064,825	$1.00	3,043,814	$1.00
Issued during six months ended June 30,	25,350	1.00	32,125	-
Exercised	-	-	-	-
Lapsed	(1,938,950)	1.00	(1,044,864)	1.00

Outstanding at June 30,	151,225	0.90	2,031,075	$0.99

Exercisable at June 30,	151,225	$0.90	2,031,075	$0.99

Weighted average months remaining		14.03		10.02

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

In July 2014, the Company granted a director 60,000 five year options to purchase common stock at an exercise price of $0.725 per share, of which 12,000 options vested on the grant date, and 12,000 vest in each of October 2014, January 2015, April 2015 and July 2015. The value of the options was determined to be $16,962 using the Black Scholes pricing model.  During the three and six months ended June 30, 2015, $3,392 and $6,785, respectively, of that amount was recognized.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

NOTE 8. - COMMITMENTS AND CONTINGENCIES

Leases - The Company leased office and warehouse space under an operating lease which expire on July 31, 2016. Rent expense for the three and six months ended June 30, 2016 and the three and six months ended June 30, 2015 amounted to $31,585 and $63,171, $29,538 and $59,192 respectively. At June 30, 2016 the aggregate future minimum lease payment under the non-cancelable operating lease was $9,846. The Company has made a $12,253 security deposit included within other assets in the accompanying balance sheets as of June 30, 2016 and December 31, 2015.  An affiliate of a director is using a portion of the space on a temporary informal basis and reimbursing the Company $1,000 per month for such use.

In July 2016, the Company entered into a five year lease for the same space at a rate of $68,000 per year.

In July 2014, the Company entered into an agreement to lease a new gyrotron and associated equipment from a vendor pursuant to a capital lease. As amended in May 2016, the lease requires four payments aggregating $220,000, $40,000 of which was paid up-front and is included in machinery and equipment in the accompanying balance sheet as of December 31, 2014, and $45,000, $75,000 and $60,000, are due on August 1, 2016 (which payment was made in July 2016), January 31, 2017, and January 31, 2018, respectively. The lease contains a $1 bargain purchase option following the completion of payments made by the Company. The Company recorded the capital lease during the three months ended June 30, 2016 by recording $120,000 in current portion of capital lease and $60,000 in other non-current liability on the accompanying balance sheet as of June 30, 2016.

In February 2015, the Company entered into an agreement to purchase a cryomagnet for $134,700 of which $40,410 was paid, $40,410 was due 30 days after delivery (which took place in the fourth quarter of 2015) and was paid in July 2016, $26,940 will be due 6 months after successful provisional acceptance testing (which has not taken place), and $26,940 will be due 18 months after successful provisional acceptance testing. The Company recorded $67,350 in accounts payable and $26,940 in other non-current liability on the accompanying balance sheet as of June 30, 2016 and December 31, 2015.

Claims - The Company is subject to a claim arising in the normal course of business.  In the opinion of management, the amount of the ultimate liability, if any, with respect this action will not have a material adverse effect on the financial position, results of operation or cash flow of the Company.

NOTE 9. – SUBSEQUENT EVENTS

See Note 4 regarding stockholder loans and advances subsequent to June 30, 2016, and Note 8 regarding the Company's new office lease and the lease of a gyrotron and purchase of a cryomagnet.

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

Results of Operations

For the three months ended June 30, 2016 and June 30, 2015

Revenues

The Company generated $25,000 in revenues during the quarter ended June 30, 2016, as compared to $38,107 in revenues for the quarter ended June 30, 2015. In the quarter ended June 30, 2016 revenue came for royalties and in the quarter ended June 30, 2015 almost all of the revenue came from a one-time feasibility study.

Total operating expenses

During the quarter ended June 30, 2016, total operating expenses were $179,122, which consisted of selling, general and administrative expenses of $163,558 and research and development expenses of $15,564. During the quarter ended June 30, 2015, total operating expenses were $163,564, which consisted of selling, general and administrative expenses of $156,964 and research and development expenses of $6,600. Total operating expenses increased $15,558, or 9.5%.  The increase in selling, general and administrative expenses was due primarily to increased travel expense, and the increase in research and development expense was due to increased scientific activity.

Net Loss

During the quarter ended June 30, 2016, we had a net loss of $158,555, as compared with a net loss of $182,040 for the quarter ended June 30, 2015.  The decreased loss was primarily due to the absence of a charge for loss on fair value of warrant exchange and decreased expense for registration rights obligations of $4,433 in the quarter ending June 30, 2016 as compared to $13,603 in the quarter ended June 30, 2015.

For the six months ended June 30, 2016 and June 30, 2015

Revenues

The Company generated $54,250 in revenues during the six months ended June 30, 2016, as compared to $39,150 in revenues for the six months ended June 30, 2015.  In 2016 over 90% of the revenue came from royalties. In 2015 most of the revenue came from a one-time feasibility study.

Total operating expenses

During the six months ended June 30, 2016, total operating expenses were $328,189, which consisted of selling, general and administrative expenses of $286,111 and research and development expenses of $42,078. During the six months ended June 30, 2015, total operating expenses were $332,297, which consisted of selling, general and administrative expenses of $305,897 and research and development expenses of $26,400. Total operating expenses decreased $4,108, or approximately 1.2%.

Net Loss

During the six months ended June 30, 2016, we had a net loss of $289,875, as compared with a net loss of $349,930 for the six months ended June 30, 2015.  The decreased loss was primarily due to lower selling, general and administrative expense as detailed above, the absence of a charge for loss on fair value of warrant exchange and decreased expense for registration rights obligations.

Liquidity and Capital Resources

As of June 30, 2016, we had $5,163 of cash.

Since June 30, 2016 major stockholders and affiliates have advanced $140,000 to the Company interest free, a significant portion of which the Company expects will be converted into equity securities. Management of Gyrotron estimates that we will need approximately $400,000 for the next 12 months of operations. The Company does not have sufficient cash to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. If the Company fails to raise adequate capital, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss for the three and six months ended June 30, 2016 of $158,555 and $289,875, respectively, and had negative working capital of $2,044,160 and stockholders' deficiency of $9,497,407 at June 30, 2016. Further, cash used in operating activities during the six months ended June 30, 2016 amounted to $164,997. The Company is expected to continue to incur losses throughout the remainder of 2016. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Impairment of Long-Lived Assets -Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was an impairment of a patent during the three and six months ended June 30, 2015 in the amount of $6,168 included in operating expenses in the accompanying statement of operations.  There was no impairment of long-lived assets during the three and six months ended June 30, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, who is also our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2016. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of June 30, 2016, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent sales of unregistered securities

In April 2016, the Company offered and sold to one unaffiliated purchaser 340 units, each consisting of (i) one share of 10% Convertible Redeemable Series B-2 preferred stock, par value $.001 per share (the "Series B-2") and (ii) 50 warrants to purchase one share of common stock through December 15, 2016 at an exercise price of $1.00 per share ("B-2 Unit") at a price of $30 per unit.

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

GYROTRON TECHNOLOGY, INC.

Date: August 23, 2016	By:	/s/ Vlad Sklyarevich
Vlad Sklyarevich
President, Treasurer and Director (principal executive officer and principal financial and accounting officer)

