Form 10-Q
period 2016-09-30
GYROTRON TECHNOLOGY INC
filed 2016-11-25
CIK 1369795

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 21, 2016, 14,414,058 shares of common stock, par value $0.001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GYROTRON TECHNOLOGY, INC.

BALANCE SHEETS

As of

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash	$-	$-
Accounts receivable-net	25,000	17,867
Customer contracts in progress	-	21,560
Total current assets	25,000	39,427

Machinery and equipment-net	357,256	176,768
Patents-net	48,991	53,356
Other assets	12,253	12,253
Total assets	$443,500	$281,804

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Loan - stockholders	$170,000	$145,000
Advances from stockholders	486,988	193,325
Accounts payable	177,296	193,963
Current portion of capital lease	75,000	-
Accrued expenses and other liabilities	188,810	120,258
Accrued employee compensation	564,880	481,872
Registration rights obligation	566,044	558,872
Total current liabilities	2,229,018	1,693,290

Non-current liabilities	60,000	26,940

Commitments and contingencies (Note 8)

Redeemable convertible preferred stock:
1,000,000 shares authorized, $0.001 par value Series A: 450,000 shares designated, 436,774 outstanding as of September 30, 2016 and December 31, 2015	3,773,815	3,420,028
Series A-1: 125,000 shares designated, 61,910 outstanding as of September 30, 2016 and December 31, 2015	525,616	475,469
Series A-2: 8,750 shares designated, 1,872 and 1,739 outstanding as of September 30, 2016 and December 31, 2015	65,528	60,857
Series B: 40,000 shares designated, 39,959 outstanding as of September 30, 2016 and December 31, 2015	1,756,164	1,594,331
Series B-1: 80,000 shares designated, 40,650 outstanding as of September 30, 2016 and December 31, 2015	1,880,105	1,688,034
Series B-2: 30,000 shares designated, 1,007 and 500 outstanding as of September 30, 2016 and December 31, 2015	36,104	17,578
Total redeemable convertible preferred stock	8,037,332	7,256,297

Stockholders' deficiency:
Common stock, 25,000,000 shares authorized, $0.001 par value, 15,222,024 shares issued and 14,414,058 shares outstanding	15,222	15,222
Additional paid-in capital	1,450,621	2,217,767
Accumulated deficit	(10,957,990)	(10,537,009)
	(9,492,147)	(8,304,020)
Treasury stock, 807,966 shares, at cost	(390,703)	(390,703)
Total stockholders' deficiency	(9,882,850)	(8,694,723)

Total liabilities, redeemable convertible preferred stock and stockholders' deficiency	$443,500	$281,804

See accompanying notes.

GYROTRON TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

For the Three Months Ended September 30,

(Unaudited)

	2016	2015

Revenues	$33,500	$23,560

Cost of revenues	9,895	19,580

Gross profit	23,605	3,980

Operating expenses:
Selling, general and administrative	147,018	124,149
Research and development	7,693	22,149
Funded research and development	-	(15,504)
Total operating expenses	154,711	130,794

Operating loss	(131,106)	(126,814)

Other expense:
Interest and penalties expense	-	(30)
Registration rights obligation	-	(20,329)

Net loss	(131,106)	(147,173)

Redeemable convertible preferred stock accretion and dividends	(258,213)	(225,312)

Net loss attributable to common stockholders	$(389,319)	$(372,485)

Loss per common share-basic and diluted	$(0.03)	$(0.03)

Weighted average common shares outstanding-basic and diluted	14,414,058	14,414,058

See accompanying notes.

GYROTRON TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

For the Nine Months Ended September 30,

(Unaudited)

	2016	2015

Revenues	$87,750	$62,710

Cost of revenues	13,017	43,840

Gross profit	74,733	18,870

Operating expenses:
Selling, general and administrative	433,129	430,046
Research and development	49,771	48,549
Funded research and development	-	(15,504)
Total operating expenses	482,900	463,091

Operating loss	(408,167)	(444,221)

Other expense:
Interest and penalties expense	(5,642)	(950)
Loss on fair value of warrant exchange	-	(18,000)
Registration rights obligation	(7,172)	(33,932)

Net loss	(420,981)	(497,103)

Redeemable convertible preferred stock accretion and dividends	(771,334)	(693,053)

Net loss attributable to common stockholders	$(1,192,315)	$(1,190,156)

Loss per common share-basic and diluted	$(0.08)	$(0.08)

Weighted average common shares outstanding-basic and diluted	14,414,058	14,414,058

See accompanying notes.

GYROTRON TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30,

(Unaudited)

	2016	2015

Cash flows from operating activities:
Net loss	$(420,981)	$(497,103)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	8,040	13,443
Patent impairment	-	6,168
Stock based compensation	-	7,573
(Increase) decrease in assets:
Accounts receivable	(7,133)	(1,887)
Contracts receivable	-	(15,504)
Customer contract in progress	21,560	-
Prepaid expenses and other current assets	-	1,580
Increase (decrease) in liabilities:
Accounts payable	(43,607)	53,685
Accrued expenses and other liabilities	69,253	66,499
Accrued employee compensation	83,008	86,292
Registration rights obligation	7,172	33,932
Net cash used by operating activities	(282,688)	(245,322)

Cash flows from investing activities:
Purchases of equipment	(46,435)	-
Deposits on equipment	-	(40,410)
Payments for patents	(2,729)	(6,719)
Cash flows used by investing activities	(49,164)	(47,129)

Cash flows from financing activities:
Proceeds from stockholder loans	25,000	97,400
Net proceeds from sale of reedemable convertible preferred stock	14,588	42,875
Dividends paid on redeemable preferred stock	(1,399)	-
Proceeds from advances from stockholders	293,663	125,200
Net cash provided by financing activities	331,852	265,475

Net decrease in cash	-	(26,976)

Cash - beginning of period	-	29,316

Cash - end of period	$-	$2,340

Supplemental disclosure of non-cash investing and financing activities:
Purchase of equipment in capital lease and long term liability	$135,000	$-
Redeemable convertible preferred dividend accrual	$764,691	$676,948
Dividends on redeemable convertible preferred stock paid by issuance of redeemable preferred stock	$4,671	$2,250
Allocation of redeemable convertible preferred stock net proceeds to beneficial conversion feature and warrants	$3,479	$13,864
Accretion of redeemable convertible preferred stock net proceeds to liquidation preference	$3,164	$2,100

See accompanying notes.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2016

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

Basis of Presentation - The accompanying unaudited financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 8.03 of Regulation S-X for smaller reporting companies. Accordingly, these statements do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows with respect to the interim financial statements have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s Form 10-K for the fiscal year ended December 31, 2015.

Liquidity and Management Plans - As shown in the accompanying financial statements, the Company incurred a net loss for the three and nine months ended September 30, 2016 of $131,106 and $420,981, respectively, and had negative working capital of $2,204,018 and stockholders' deficiency of $9,882,850 at September 30, 2016. Further, cash used in operating activities during the nine months ended September 30, 2016 amounted to $282,688. The Company is expected to continue to incur losses throughout the remainder of 2016. These factors raise substantial doubt as to the ability of the Company to continue as a going concern.

The Company's business strategy is to overcome these losses through commercialization and continued development of (i) applications for the gyrotron beam which will be marketed and monetized through licensing, engineering consulting and servicing and (ii) the lamination system.

The Company's management and Board of Directors have obtained additional funding after September 30, 2016 (see Note 4) and intend to obtain additional funding for general working capital needs and professional fees through private placement of its equity securities. The Company will continually evaluate funding options including additional offerings of its securities to investors. There can be no assurance as to the availability or terms upon which such financing alternatives might be available.

Accounts Receivable - The Company grants credit to substantially all of its customers, and carries its accounts receivable at original invoice amount less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts based on history of past write-offs, collections, and current credit conditions. The allowance for doubtful accounts amounted to $3,218 at September 30, 2016 and December 31, 2015.

Machinery and Equipment - Machinery and equipment are stated at cost net of accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets using straight-line and accelerated methods for both financial statement and income tax reporting purposes. Maintenance and repairs are charged to operations as incurred; significant betterments are capitalized.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2016

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

Impairment of Long-Lived Assets - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows of the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined based on discounted cash flow or appraised values, depending on the nature of the assets. There was an impairment of a patent during the nine months ended September 30, 2015 in the amount of $6,168 included in operating expenses in the accompanying statement of operations. There was no impairment of long-lived assets during the three and nine months ended September 30, 2016.

Accrued Expenses - Related Parties - Included in accrued expenses is approximately $143,000 in fees due to two members of the board of directors as of September 30, 2016. As of December 31, 2015 this amount was approximately $79,000.

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

Research and Development Expenses - Research and development expenses are charged to operations as incurred. Customer funded research and development is included within operating expenses in the accompanying statements of operations as a reduction of research and development expense.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

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

As of September 30, 2016, there were the following common shares underlying securities that could potentially dilute future earnings:

Preferred A stock	1,637,903
Preferred A-1 stock	232,163
Preferred A-2 stock	93,612
Preferred B stock	1,410,315
Preferred B-1 stock	2,391,173
Preferred B-2 stock	50,350
Warrants expiring 12/15/16	91,225
Warrants expiring 10/1/18	60,000
Options	60,000
Total	6,026,741

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

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

The Company evaluated the conversion feature of the redeemable convertible preferred shares in accordance with FASB ASC No. 470-20, “Debt with Conversion and Other Options”. A convertible financial instrument includes a Beneficial Conversion Feature (“BCF”) when the fair market value of the preferred stock is lower than the value of common stock when the preferred stock converts to common stock at the issuance date. The BCF shall be recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in capital.

Redeemable securities initially are recorded at their fair value minus the detachable warrants, BCF and preferred stock issuance costs. The Company recognizes discounts from the redemption value of the preferred stock immediately as they occur and adjusts the carrying amount to equal redemption value at the end of each reporting period. The Company recognizes accumulated dividends as an increase to redeemable convertible preferred stock in the mezzanine section of the balance sheet and increase of stockholders’ deficiency.

Recent Accounting Pronouncements - In November 2014, the FASB issued ASU No.2014-16, Derivatives and Hedging (Topic 815): Determining whether thehost contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity, ("ASU 2014-16"). The amendments of ASU 2014-16 clarify how U.S. GAAP should be applied in determining whether the nature of a host contract is more akin to debt or equity and in evaluating whether the economic characteristics and risks of an embedded feature are "clearly and closely related" to its host contract. The guidance in ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company adopted the standard effective January 1, 2016 and the adoption of this standard did not impact the Company's results of operations, cash flows or financial position. The adoption of ASU 2014-16 did not impact the Company's existing financial instruments.

In February 2016, the FASB issued an accounting standard update ASU 2016-02, “Leases“, which requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. ASU 2016-02 is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company has not yet evaluated nor has it determined the effect of the standard will have on its financial statements and related disclosures.

NOTE 2. - MACHINERY AND EQUIPMENT

The components of machinery and equipment are as follows:

	Estimated	September 30,	December 31,
	Useful Life	2016	2015

Machinery and equipment	5 to 7 years	$1,239,665	$1,018,231
Furniture and fixtures	5 to 7 years	25,874	25,874
Deposit on capital lease		-	40,000
		1,265,539	1,084,105
Less accumulated depreciation		(908,283)	(907,337)

		$357,256	$176,768

Depreciation expense amounted to $510 and $437 for the three months ended September 30, 2016 and 2015, respectively, and $946 and $6,049 for the nine months ended September 30, 2016 and 2015, respectively, and is included within operating expenses in the accompanying statements of operations.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

NOTE 3. – PATENT

The components of patents are as follows:

	September 30,	December 31,
	2016	2015

Patents	$159,148	$156,419
Less accumulated amortization	(110,157)	(103,063)

	$48,991	$53,356

Amortization expense amounted to $2,359 and $2,299 for the three months ended September 30, 2016 and 2015, respectively, and $7,094 and $7,394 for the nine months ended September 30, 2016 and 2015, respectively. For patents placed in service, amortization expense during the next five years is expected to be approximately $2,400 for the three months ending December 31, 2016, approximately $5,700 in 2017, approximately $3,000 in 2018, 2019, and 2020 and approximately $11,000 in aggregate thereafter.

NOTE 4. – STOCKHOLDER LOANS AND ADVANCES FROM STOCKHOLDERS

Gabriel Capital LP (“Gabriel”), a major stockholder of the Company, made two loans to the Company in 2014 in the amounts of $40,000 and $45,000, to purchase a gyrotron and a cryomagnet (see Note 8). There is no interest on these informal loans. The $40,000 loan was to be repaid on July 1, 2015, or earlier to the extent the Company has cash in excess of $250,000. The $45,000 loan was to be repaid on October 1, 2015, or earlier to the extent the Company has cash in excess of $250,000. In May 2015, Gabriel loaned the Company an additional $60,000 interest free to be repaid from 50% of the net proceeds of any equity financing obtained by the Company, and, in any event, to be repaid by September 30, 2015. As of October 2015, these loans had not been repaid and at that time Gabriel agreed to extend the maturity of all of the above loans to January 4, 2016 and to waive the obligation to repay the May 2015 loan from equity proceeds. In April 2016 Gabriel loaned the Company an additional $25,000 interest free to be repaid by December 31, 2016, and extended the maturity date of all its loans to the Company to December 31, 2016. Subsequent to September 30, 2016 Gabriel loaned the Company an additional $40,000 for payments related to the cryomagnet and gyrotron and to pay expenses needed to put them into service, and the Company agreed (a) to provide Gabriel a security interest in the gyrotron and cryomagnet for the related $125,000 in loans, (b) to use its best efforts to arrange for a sale-leaseback of the gyrotron and cryomagnet within 90 days of their being put into service (which the Company estimates will take place by January 1, 2017), and (c) to pay 20% of any testing revenue they generate to Gabriel to reduce the amount outstanding on the related $125,000 loans. Gabriel also agreed to extend the maturity date of all its loans to the Company to April 1, 2017.

During the nine months ended September 30, 2016, a director and his affiliates advanced $293,663 to the Company that bears no interest. Subsequent to September 30, 2016, he advanced $23,500 to the Company that bears no interest. The Company expects that a substantial portion of such advances will be converted into redeemable convertible preferred stock units (see Note 5). Additionally an unrelated party advanced $24,750 for the purchase of equity securities, with terms yet to be finalized.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

NOTE 5. - REDEEMABLE CONVERTIBLE  PREFERRED STOCK

The Board of Directors has designated six series of redeemable convertible par value $.001 preferred stock: Series A, Series A-1, Series A-2, Series B, Series B-1, and Series B-2. Series A, Series A-1, and Series A-2 rank equal for all purposes. Series B, Series B-1, and Series B-2 rank equal for all purposes. Series A, A-1 and A-2 each rank senior to each of Series B, B-1, and B-2.

As further detailed below, holders of Series A, A-1, A-2, B, B-1, and B-2 redeemable convertible preferred stock can take control of the board of directors in the event the Company does not accept a redemption request or the Company fails to pay dividends. In addition, a majority of the current members of the board of directors own various classes of preferred shares. As a result, these instruments have conditions for their redemption that are not within the control of the Company. Accordingly, the fair value of the Series A, A-1, A-2, B, B-1, and B-2 redeemable convertible preferred stock are recorded outside of stockholders’ deficiency as temporary equity in the mezzanine section of the balance sheets. The Company recognizes changes in the redemption value of the redeemable convertible preferred stock immediately as they occur, and the carrying amount of the instrument is adjusted to equal the redemption value at the end of each reporting period. The adjustment to record preferred stock at its redemption value was charged to the redeemable convertible preferred stock carrying value and additional paid in capital for the nine months ended September 30, 2016 and is further detailed in the following schedule:

	Series A	Series A-1	Series A-2	Series B	Series B-1	Series B-2	Total
Liquidation Preference of Redeemable Preferred Stock as of December 31, 2015	$3,420,028	$475,469	$60,857	$1,594,331	$1,688,034	$17,578	$7,256,297
New issuances including dividends paid in kind	-	-	4,671	-	-	17,745	22,416
Dividends accumulated	353,787	50,147	-	161,833	192,071	781	758,619
Liquidation Preference of Redeemable Preferred Stock as of September 30, 2016	$3,773,815	$525,616	$65,528	$1,756,164	$1,880,105	$36,104	$8,037,332

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

	Series A	Series A-1	Series A-2	Series B	Series B-1	Series B-2	Totals
Shares designated	450,000	125,000	8,750	40,000	80,000	30,000	733,750
Liquidation preference	$6	$6	$35	$30	$35	$35
Conversion price	$1.600	$1.600	$0.700	$1.000	$0.700	$0.700
Default conversion price	$1.600	$1.600	$0.595	$0.850	$0.595	$0.595
In default at September 30, 2016	YES	YES	NO	YES	YES	NO
Number of shares of common issuable upon conversion	3.75	3.75	50.00	35.29	58.82	50.00
Number of quarters in arrears that triggers default rate	4	4	4	6	6	6
Number of quarters in arrears at September 30, 2016	12	11	-	13	10	1
Repurchase date	6/30/2015	6/30/2015	6/30/2020	6/30/2016	9/30/2017	12/31/2019
May be paid in kind through and including			9/30/2016
Mandatory conversion percentage	150%	150%	150%	196.10%	184.90%	150%
Dividends:
Rate	18%	18%	10%	18%	18%	10%
Accrued during the three months ended September 30, 2015	$117,929	$16,716	$1,152	$53,945	$35,569	$-	$225,311
Accrued during the three months ended September 30, 2016	$117,929	$16,716	$1,575	$53,944	$64,024	$860	$255,048
Accrued during the nine months ended September 30, 2015	$353,787	$50,147	$2,250	$161,833	$111,181	$-	$679,198
Accrued during the nine months ended September 30, 2016	$353,787	$50,147	$4,671	$161,833	$192,071	$2,181	$764,690
Paid in kind during the three months ended September 30, 2015	$-	$-	$1,155	$-	$-	$-	$1,155
Paid in kind during the three months ended September 30, 2016	$-	$-	$1,575	$-	$-	$-	$1,575
Paid in kind during the nine months ended September 30, 2015	$-	$-	$2,250	$-	$-	$-	$2,250
Paid in kind during the nine months ended September 30, 2016	$-	$-	$4,671	$-	$-	$-	$4,671
Paid in cash during the three months ended September 30, 2016	$-	$-	$-	$-	$-	$791	$791
Paid in cash during the nine months ended September 30, 2016	$-	$-	$-	$-	$-	$1,399	$1,399
Cumulative unpaid dividends at December 31, 2015	$799,384	$104,009	$-	$395,560	$265,286	$78	$1,564,317
Cumulative unpaid dividends at September 30, 2016	$1,153,171	$154,156	$-	$557,393	$457,357	$860	$2,322,937

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

The dividends accrue and accumulate whether or not they have been declared by the board of directors and whether or not there are profits or other funds legally available. As specified in the certificate of designation for each series, the Company may have the option to pay dividends in kind for a specified period of time.

For each series any holder can request on the date specified for that series that the Company repurchase 30 calendar days thereafter (the “Repurchase Date”), all shares of that series held by the holder for cash equal to the liquidation preference per share plus accrued and unpaid dividends as of the Repurchase Date. The Company has the option whether or not to agree to the repurchase. In the event the Company fails to repurchase, or payment of dividends of a series is a number of quarters in arrears specified for that series (either being a Default), the dividend rate on that series increases to 18%, and the majority holders of that series, voting together with the holders of any pari – passu series, have the right to elect the majority of the board of directors, so long as the dividends continue to be the specified number of quarters in arrears. For Series A-2, B, B-1, and B-2, in the event of a Default the conversion price (“Default Conversion Price”) for that series permanently decreases 15%.

The Company, at its option, may require conversion of all or any pro-rata portion of shares of a series into common stock at the conversion price if at any time i) the common stock is listed for trading on a national securities exchange, an inter-dealer automated quotation system, or over the counter bulletin board (or for the series A-2 and B-2 the “OTC Pinks”), ii) the Company shall have prepared and filed with the Securities and Exchange Commission a registration statement covering the shares of common stock to be issued upon due conversion of preferred stock, and such registration statement shall have been declared effective under the Securities Act of 1933, as amended, and continues to be effective, iii) during any preceding period of twenty consecutive trading days (while i) and ii) are fulfilled) the closing price equals or exceeds a specified percentage (“Mandatory conversion percentage”) of the conversion price, and iv) the Company is current on its dividends for that Series.

Registration Rights - In connection with its stock subscription agreements, the Company has agreed, on various dates since December 2009, to pay the various subscribers, commencing a specified time after the subscription date, 1/2% of the aggregate purchase price of shares acquired monthly until (i) with respect to the common shares underlying the related preferred stock, either (x) the Company has prepared and filed a registration statement with the Securities and Exchange Commission which has been declared effective under the Securities Act or (y) the holder is then able to sell such shares under Rule 144 promulgated pursuant to the Securities Act (in certain agreements also with the condition that said sale can be made without volume restriction), and (ii) the Company has obtained a ticker symbol and common shares are eligible to trade, as specified in the particular subscription agreement, on the OTCBB or OTC PINKS. At September 30, 2016 and December 31, 2015, the estimated liability under these agreements amounted to $566,044 and $558,872, respectively, and the change in such estimated liability of $20,329 for the three months ended September 30, 2015, and $7,172 and $33,932 for the nine months ended September 30, 2016 and 2015, respectively are included as other expense in the accompanying statements of operations. The agreements provide for no limitation as to the maximum potential consideration to be transferred. At September 30, 2016 the aggregate investment for which the right to registration rights payments had commenced and not terminated was $1,016,435.

Warrants - The warrants contain customary terms for the adjustment of their exercise price and/or the consideration issued upon exercise upon the occurrence of certain corporate events such as mergers, splits and dividends.

The proceeds of the preferred stock unit offerings are allocated between the preferred stock and the warrants based on the relative fair value of each instrument. The assumed value of the preferred stock is determined based on the fair value of the underlying common shares and the fair value of the warrants was valued using a management estimate verified using the Black-Scholes option pricing model. For the nine months ending September 30, 2016, $1,236 was recognized as additional paid-in capital allocable to such warrants and immediately accreted to Fair Value of Redeemable Convertible Preferred Stock.

Sale of Equity Securities - During the nine months ending September 30, 2016, the Company sold 507 units consisting of 1 share of Series B-2 preferred and 50 warrants to purchase one share of common stock at $1.00 expiring December 15, 2016 at $30/unit.

NOTE 6. COMMON STOCK

At September 30, 2016 and December 31, 2015, there were 14,414,058 shares of the issuer's common stock issued and outstanding. A portion of these shares were issuable but had not been issued for administrative reasons. Accordingly, the presentation in these financial statements considers these shares as effectively issued.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

The following is a summary of warrants outstanding and exercisable at September 30, 2016 and 2015 and activity during the nine months then ended:

	2016		2015
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding January 1	2,064,825	$.99	3,043,814	$1.00
Issued during nine months ended September 30,	25,350	1.00	32,125	1.00
Exercised	-	-	-	-
Lapsed	(1,938,950)	1.00	(1,044,864)	1.00

Outstanding at September 30,	151,225	0.90	2,031,075	$0.99

Exercisable at September 30,	151,225	$0.90	2,031,075	$0.99

Weighted average months remaining		11.03		7.02

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

In July 2014, the Company granted a director 60,000 five year options to purchase common stock at an exercise price of $0.725 per share, of which 12,000 options vested on the grant date, and 12,000 vested in each of October 2014, January 2015, April 2015 and July 2015. The value of the options was determined to be $16,962 using the Black Scholes pricing model. During the three and nine months ended September 30, 2015, $792 and $7,573, respectively, of that amount was recognized.

GYROTRON TECHNOLOGY, INC.

NOTES TO THE FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

NOTE 8. - COMMITMENTS AND CONTINGENCIES

Leases - The Company leased office and warehouse space under an operating lease which expired on July 31, 2016. In July 2016, the Company entered into a five year lease for the same space at a rate of $68,000 per year in rent and $31,600 per year in common area charges, included in rent expense

Rent expense for the three and nine months ended September 30, 2016 and the three and nine months ended September 30, 2015 amounted to $15,412 and $78,583, $31,392 and $90,584 respectively. At September 30, 2016 the aggregate future minimum lease payment under the non-cancelable operating lease was $481,400 with approximately $23,000 for the rest of 2016, $91,600 for the years ending December 31, 2017 through 2020 and $68,700 for the year ended December 31, 2021. The Company has made a $12,253 security deposit included within other assets in the accompanying balance sheets as of September 30, 2016 and December 31, 2015. An affiliate of a director is using a portion of the space on a temporary informal basis and reimbursing the Company $1,000 per month for such use, which is accounted for in the accompanying financial statements as a reduction in rent expense.

In July 2014, the Company entered into an agreement to lease a new gyrotron and associated equipment from a vendor pursuant to a capital lease. As amended in May 2016, the lease requires four payments aggregating $220,000, $40,000 of which was paid up-front and is included in machinery and equipment in the accompanying balance sheet as of December 31, 2015. An additional $45,000 was paid in July 2016, and $75,000 and $60,000, are due on January 31, 2017, and January 31, 2018, respectively. The lease contains a $1 bargain purchase option following the completion of payments made by the Company. As of September 30, 2016, on the accompanying balance sheet the gyrotron is included in machinery and equipment, and the remaining payment obligation is recorded as $75,000 in current portion of capital lease and $60,000 in other non-current liability.

In February 2015, the Company entered into an agreement to purchase a cryomagnet for a series of payments totaling $134,700 of which $40,410 was paid up front, $40,410 was paid in July 2016, $26,940 was paid in November 2016, and $26,940 will be due in May 2017. The two remaining payments are recorded in accounts payable as of September 30, 2016.

Claims - The Company is subject to a claim arising in the normal course of business. In the opinion of management, the amount of the ultimate liability, if any, with respect this action will not have a material adverse effect on the financial position, results of operation or cash flow of the Company.

NOTE 9. – SUBSEQUENT EVENTS

See Note 4 regarding stockholder loans and advances subsequent to September 30, 2016, and Note 8 regarding the Company’s new office lease and payment on a purchase of a cryomagnet.

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

Results of Operations

For the three months ended September 30, 2016 and September 30, 2015

Revenues

The Company generated $33,500 in revenues during the quarter ended September 30, 2016, as compared to $23,560 in revenues for the quarter ended September 30, 2015. In the quarter ended September 30, 2016 revenue came for royalties and testing revenue and in the quarter ended September 30, 2015 almost all of the revenue came from a one-time feasibility study.

Total operating expenses

During the quarter ended September 30, 2016, total operating expenses were $154,711, which consisted of selling, general and administrative expenses of $147,018 and research and development expenses of $7,693. During the quarter ended September 30, 2015, total operating expenses were $130,794 which consisted of selling, general and administrative expenses of $124,149 and research and development expenses, net of funded research and development expenses of $6,645. Total operating expenses increased $23,917, or 18.3%. The increase in selling, general and administrative expenses was due primarily to increased expenditure on travel and investor relations.

Net Loss

During the quarter ended September 30, 2016, we had a net loss of $131,106, as compared with a net loss of $147,143 for the quarter ended September 30, 2015. The decreased loss was primarily due to the increase in revenue noted above and absence of a charge for registration rights obligations in the quarter ending September 30, 2016 as compared to a charge of $20,329 in the quarter ended September 30, 2015, offset in part by the increase in selling, general and administrative expenses noted above.

For the nine months ended September 30, 2016 and September 30, 2015

Revenues

The Company generated $87,750 in revenues during the nine months ended September 30, 2016, as compared to $62,710 in revenues for the nine months ended September 30, 2015. In 2016 over 80% of the revenue came from royalties. In 2015 most of the revenue came from a one-time feasibility study.

Total operating expenses

During the nine months ended September 30, 2016, total operating expenses were $482,900, which consisted of selling, general and administrative expenses of $433,129 and research and development expenses of $49,771. During the nine months ended September 30, 2015, total operating expenses were $463,091, which consisted of selling, general and administrative expenses of $430,046 and research and development expenses, net of funded research and development expenses, of $33,045. Total operating expenses increased by $19,809, or approximately 4.3%. The increase was primarily due to the increase in research and development expense, which in turn was primarily due to the absence of customer funding for research and development.

Net Loss

During the nine months ended September 30, 2016, we had a net loss of $420,981, as compared with a net loss of $497,103 for the nine months ended September 30, 2015. The decreased loss was primarily due to increased revenue, as detailed above, the absence of a charge for loss on fair value of warrant exchange and decreased expense for registration rights obligations.

Liquidity and Capital Resources

As of September 30, 2016, we had no cash.

Subsequent to September 30, 2016, a director has advanced $23,500 to the Company that bears no interest. Additionally an unrelated party advanced $24,750 for the purchase of preferred equity securities, with terms yet to be finalized. The Company estimates that it will need approximately $300,000 for the next 12 months of operations. The Company does not have sufficient cash to fund its expenses over the next twelve months. There can be no assurance that additional capital will be available to the Company. If the Company fails to raise adequate capital, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

Going Concern

As shown in the accompanying financial statements, the Company incurred a net loss for the three and nine months ended September 30, 2016 of $131,106 and $420,981, respectively, and had negative working capital of $2,204,018 and stockholders' deficiency of $9,882,850 at September 30, 2016. Further, cash used in operating activities during the nine months ended September 30, 2016 amounted to $282,688. The Company is expected to continue to incur losses throughout the remainder of 2016. These factors raise substantial doubt as to the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Impairment of Long-Lived Assets -Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There was an impairment of a patent during the nine months ended September 30, 2015 in the amount of $6,168 included in operating expenses in the accompanying statement of operations. There was no impairment of long-lived assets during the three and nine months ended September 30, 2016.

Research and Development Expenses - Research and development expenses are charged to operations as incurred. Customer funded research and development is included within operating expenses in the accompanying statements of operations as a reduction of research and development expense.

Allocation of Proceeds from Financing Transactions - The Company has raised, and continues to raise capital, by selling units consisting of redeemable convertible preferred stock and warrants, and offering the purchasers registration rights payments if the common stock that underlies the preferred stock is not registered by a certain time period. Proceeds are allocated between the preferred stock, the warrants and, in certain instances, the right to registration related payments based on an estimate of when the underlying common stock will be registered using the relative fair value of the preferred stock and the warrants. The fair value of the warrants were determined using the Black-Scholes option pricing model. The Black-Scholes model requires the use of assumptions which determine the fair value of the warrants, including their expected term and the price volatility of the underlying common stock. The estimate of registration rights liability is updated each reporting period based on the expected date of compliance. Changes to the estimated liability are recognized in the statement of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, who is also our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2016. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of September 30, 2016, to provide assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified by the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent sales of unregistered securities

There were no sales of unregistered securities in the three months ended September 30, 2016

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

GYROTRON TECHNOLOGY, INC.

Date: November 23, 2016	By:	/s/ Vlad Sklyarevich
Vlad Sklyarevich
President, Treasurer and Director (principal executive officer and principal financial and accounting officer)

